Form 10QSB
period 2006-03-31
MEDIRECT LATINO INC
filed 2006-05-31
CIK 1203018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[T] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For the quarterly period ended: March 31, 2006

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act.
        For the transition period from: _______ to _______

Commission file number: 000-51795

MEDIRECT LATINO, INC.
(Exact name of small business issuer as specified in its charter)

Florida	20-1327083
(State or other jurisdiction of	(I.R.S. Employer
incorporation or jurisdiction)	Identification Number)

1551 NW 65th Avenue, Suite 4, Plantation, Florida 33313
(Address of principal executive offices)

Registrant’s telephone number, including area code: 954-321-3540

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes [ ] No [T]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]                    Accelerated filer [ ]                       Non-accelerated filer [ T]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [T]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 22, 2006, there were 19,373,263 shares of our common stock outstanding.

INDEX

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Balance Sheet, March 31, 2006 (unaudited) and June 30, 2005

Condensed Statements of Operations, for the three and nine month periods ended March 31, 2006 and 2005 and cumulative from inception (July 1, 2004) to March 31, 2006 (unaudited)

Condensed Statement of Changes in Stockholders’ Deficiency cumulative from inception (July 1, 2004) to March 31, 2006 (unaudited)

Condensed Statements of Cash Flows, for the nine month periods ended March 31, 2006 and 2005 and cumulative from inception (July 1, 2004) to March 31, 2006 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

MEDIRECT LATINO, INC.
COMBINED BALANCE SHEETS

	March 31	June 30
	2006	2005
ASSETS	(Unaudited)
Current assets:
Cash	$316,892	$202
Accounts receivable, net of allowance for doubtful accounts of $632,628 and $ 21,535
as of March 31, 2006 and June 30, 2005, respectively	1,298,448	41,647
Inventories	27,012	8,596
Shareholder loan - current portion	24,000	-
Direct response advertising - current portion	562,800	-
Prepaid expenses and other current assets	42,645	1,161

Total current assets	2,271,797	51,606

Property, plant and equipment, net	204,528	123,185

Other assets:
Direct response advertising	1,044,174	-
Shareholder loan - less current portion	35,005	-
Deposits and other assets	32,068	11,360

	1,111,247	11,360

Total assets	$3,587,572	$186,151

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Cash overdraft	$-	$17,075
Accounts payable trade	460,262	89,426
Accrued expenses payable - related parties	168,451	-
Accrued expenses payable	83,389	231,008
Notes payable	350,000	707,049

Total current liabilities	1,062,102	1,044,558

Stockholders' equity (deficit):
Series A convertible preferred units, no par value, 3,761,537 authorized, 1,200,697
issued and outstanding at March 31, 2006 and June 30, 2005	-	-
Cumulative convertible preferred stock - $.0001 par value, 10,000,000 shares authorized,
-0- and 426,653 shares preferred B issued and outstanding at March 31, 2006 and
June 30, 2005, respectively	-	43
-0- and 746,133 shares preferred C issued and outstanding at March 31, 2006 and June 30, 2005,
respectively	-	75
Common stock - $.0001 par value, 20,000,000 shares authorized, 18,881,185 and 9,565,339 shares
issued and outstanding at March 31, 2006 and June 30, 2005, respectively	1,888	957
Additional paid-in capital	8,517,224	2,335,405
Accumulated deficit	(5,993,642)	(3,194,887)

Total stockholders' equity (deficit)	2,525,470	(858,407)

Total liabilities and stockholders' equity (deficit)	$3,587,572	$186,151

MEDIRECT LATINO, INC.
COMBINED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005

Sales	1,887,800	50,818

Cost of goods sold	488,998	13,324

Gross profit	1,398,802	37,494

Operating expenses:
Advertising and promotion	616,733	15,546
Selling and administrative	1,979,931	363,711
Depreciation and amortization	16,683	10,371
Allowance for doubtful accounts	330,870	-
Interest	68,608	21,031

Total operating expenses	3,012,825	410,659

Net loss	$(1,614,023)	$(373,165)

(Loss) per common share:
Basic	$(0.12)	$(0.05)
Diluted	$(0.10)	$(0.04)

Weighted average common and common equivalent
shares outstanding
Basic	13,795,417	7,928,334
Diluted	16,168,900	10,272,121

MEDIRECT LATINO, INC.
COMBINED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005

Sales	3,318,996	$197,023

Cost of goods sold	881,939	60,514

Gross profit	2,437,057	136,509

Operating expenses:
Advertising and promotion	960,625	24,852
Selling and administrative	3,512,512	895,403
Depreciation and amortization	45,531	30,038
Allowance for doubtful accounts	611,093	-
Interest	106,051	65,264

Total operating expenses	5,235,812	1,015,557

Net loss	$(2,798,755)	$(879,048)

(Loss) per common share:
Basic	$(0.24)	$(0.11)
Diluted	$(0.20)	$(0.09)

Weighted average common and common equivalent
shares outstanding
Basic	11,801,663	7,904,584
Diluted	14,175,146	9,890,153

MEDIRECT LATINO, INC.
COMBINED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)
							Additional
	Preferred B Stock		Preferred C Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance June 30, 2005	426,653	$43	746,133	$75	9,565,339	$957	$2,335,405	$(3,194,887)	$(858,407)

Conversion to common stock	-	-	(746,133)	(75)	746,133	75	-	-	-

Conversion to common stock	(426,653)	(43)	-	-	490,312	49	(6)	-	-

Shares issued for cash	-	-	-	-	2,387,708	238	5,686,897	-	5,687,135

Shares issued for services	-	-	-	-	5,691,693	569	494,928	-	495,497

Net loss	-	-	-	-	-	-	-	(2,798,755)	(2,798,755)

Balance March 31, 2006	-	-	-	-	18,881,185	$1,888	$8,517,224	$(5,993,642)	$2,525,470

MEDIRECT LATINO, INC.
COMBINED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005

Cash flows from operating activities:
Net loss	$(2,798,755)	$(879,048)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	45,531	30,038
Interest	-	61,314
Allowance for doubtful accounts	611,093	29,554
Stock issued for services	495,497	167,668
Amortization of debt issue expenses	-	52,585
Change in assets and liabilities
Decrease (Increase) in
Accounts receivable	(1,867,894)	(18,107)
Inventories	(18,416)	8,803
Prepaid expenses and other current assets	(41,484)	(50,389)
Direct response advertising	(1,606,974)	-
Deposits and other assets	(20,708)	(4,240)
(Decrease) Increase in
Cash overdraft	(17,075)	1,600
Accounts payable	370,836	(13,861)
Accrued expenses - related parties	168,451	-
Accrued expenses	(147,619)	(77,165)

Net cash used in operating activities	(4,827,517)	(691,248)

Cash flows from investing activities:
Purchases of property, plant and equipment	(126,874)	(47,149)

Net cash used in investing activities	(126,874)	(47,149)

Cash flows from financing activities:
Proceeds from sale of preferred stock	-	392,767
Proceeds from sale of common stock	5,687,135	425,000
Loan to shareholder	(59,005)	-
Proceeds from short-term debt	350,000	-
Repayment of long-term debt	(1,294,049)	-
Proceeds from long-term debt	587,000	-

Net cash provided by financing activities	5,271,081	817,767

Net increase in cash	316,690	79,370

Cash at beginning of period	202	414

Cash at end of period	$316,892	$79,784

Supplementary disclosure of cash flow information:
Non-cash investing and financing activities:
Interest converted to notes payable	$-	$61,314
Amortization of debt issue expenses	$-	$52,585
Stockholders' debt converted to preferred stock	$-	$760,899
Stock issued for services	$495,497	$167,668

Interest paid	$177,477	$-

MEDIRECT LATINO, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Organization

The Company (MEDirect Latino old) was incorporated during July 2002 under the laws of the state of Florida and operates a national direct to consumer specialty medical products and services business. Interaxx Digital
Tools, Inc.was incorporated under the laws of the state of Florida during 2002 and is one of four stand-alone companies resulting from a second joint plan of reorganization filed under Chapter 11 by Interaxx
Technologies, Inc. and Interaxx Television Network, Inc. Interaxx Digital Tools, Inc. was created as a non-reporting, publicly held company for the purpose of making a diversified distribution of securities to the existing shareholders and creditors of the reorganized companies so as to best protect their capital interests.
On July 23, 2004 the Company entered into a Reorganization Agreement with Interaxx Digital Tools, Inc.
whereby stockholders of the Company (MEDirect Latino old) agreed to exchange all of its capital stock on a one for one basis in return for 7,471,239 shares of Interaxx Digital Tools, Inc. which had no operations or assets at the time of the exchange. The acquisition of Interaxx Digital Tools, Inc. was treated as a reverse acquisition for financial reporting purposes. As such, our financial statements have been prepared as
MEDirect Latino, Inc. as the acquirer. We have retroactively restated the stockholders' deficit section of our balance sheet to reflect the reverse acquisition (see note 11).

Basis of Presentation

The accompanying financial statements for the nine months ended March 31, 2006 and 2005 are unaudited but in the opinion of management, include all necessary adjustments (consisting of normal, recurring in nature)
for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the nine months ended March 31, 2006 are not necessarily indicative of operating results to be expected for the year.

The accompanying combined financial statements include the accounts of MEDirect Latino, Inc. and Hispanic
Research and Marketing, Inc., all of which are under common control. Intercompany transactions and balances have been eliminated in combination.

Variable Interest Entities

The Company is involved with Hispanic Research and Marketing, Inc., which qualifies as a variable interest entity. The Company's involvement with the entity began during January 2006 and is limited to the affiliate placing advertisments on its behalf with various television companies. The entity was formed for that specific purpose and this is its only activity. As of March 31, 2006, total assets of Hispanic Research and Marketing,
Inc. were $217,882. The Company's maximum exposure to loss resulting from its involvement with Hispanic
Research and Marketing, Inc. as of March 31, 2006 was zero.

MEDIRECT LATINO, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs - an amendment of ARB No. 43,
Chapter 4" which is the result of the FASB's project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, or for our fiscal year 2006. The Company has not yet determined the impact of applying the provisions of SFAS No. 151.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share Based Payment" ("SFAS No. 123R).
SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS No. 123R eliminates the intrinsic value-based method prescribed by Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in the first annual reporting period that begins
December 15, 2005. We are required to adopt SFAS 123R effective July 1, 2006 and are currently in the process of evaluating its impact on our results.

In December 2004, the FASB issued SFAS No. 153 "Exchange of Monetary Assets" an amendment of APB
No. 129 "Accounting for Nonmonetary Transactions". This statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 requires the Company to adopt the new accounting provisions for fiscal periods beginning after June 15, 2005. The Company estimates that the adoption of SFAS No. 153 will not have a material effect on the Company's financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the
United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reported period.
Actual results could differ from those estimates.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible portion. This estimate is based on historical collection experience and a review of the current status of trade receivables.

Inventories

Inventories, consisting primarily of medical supplies, are stated at the lower of cost (principally determined by the first-in, first-out method) or market.

MEDIRECT LATINO, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Organization and Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment

Property plant and equipment is carried at cost less accumulated depreciation and includes expenditures which substantially increase the useful lives of property and equipment. Maintenance and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is credited or charged to income

Depreciation is computed using the straight-line method based on the estimated useful lives of the individual assets which range from 3-7 years.

Leasehold improvements are carried at cost less accumulated amortization and is amortized on a straight-line basis over the 5-year term of the respective lease.

Revenue Recognition

The Company is a federally licensed Part B participating provider to Medicare. A significant portion of services usually is paid for by third parties such as Medicare, and various health insurance carriers under statutory provisions or other arrangements in amounts that can be significantly different from, and frequently less than, the entity's established rates. Revenue is recognized when the products are shipped to the customer, and are recorded at the net realizable amounts. The provision for contractual adjustments (that is, the difference between established rates and third-party payor payments) and discounts (that is, the difference between established rates and the amount collectible) are recognized on an accrual basis and deducted from gross service revenue to determine net service revenue. Contractual adjustments, discounts, and an allowance for uncollectibles are recorded to report the receivables for health care services at net realizable value. The Company accepts returns for shipments to an incorrect address or if the shipment is declined by the customer.

Advertising

In accordance with SOP 93-7, we capitalize and amortize direct-response advertising and related costs when we can demonstrate, among other things, that patients have directly responded to our advertisements.
We assess the realizability of the amounts of direct-response advertising costs reported as assets at the end of each reporting period by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. Management's judgments include determining the period over which such net cash flows are estimated to be realized. A business change, including a change in reimbursement rates, that reduces expected cash flows or that shortens the period over which such net cash flows are estimated to be realized could result in accelerated charges against our earnings. For further discussion regarding the application of SOP 93-7, please (see note 6) to the financial statements.

Shipping and Handling Costs

The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customers. These costs are not material and are included under general and administrative expense within the Statement of Operations.

MEDIRECT LATINO, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Accounts Receivable, net

At March 31, 2006 the Company was due $1,298,448 from customers, which is net of an allowance for doubtful accounts of $632,628. The customer base is Medicare Eligible Part B beneficiaries, and includes Secondary Insurance providers who provide Medicare Part B benefits to the Company's customers. The Company also bills it's customers as required by regulation for the unmet deductibles and co-payments (see note 15).

Note 3. Property, Plant and Equipment

The Company's property, plant and equipment at March 31, 2006 consisted of the following:

2006

Furniture, fixtures and equipment	$192,818
Leasehold improvements	130,065
322,883

Less: Accumulated depreciation and amortization	(118,355)

$204,528

For the nine months ended March 31, 2006 and 2005 depreciation and amortization totaled $45,531 and $30,038, respectively.

Note 4. Shareholder Loan

The loan is non-interest bearing and repayable at $2,000 per month through September 2009.

Note 5. Long-Term Debt

During July 2004, the Company renegotiated certain private investors senior secured notes, originally bearing interest at 12% per annum, with total interest being payable in equal monthly installments between February, 2005 and July, 2005, and are collateralized by the assets of the Company. The terms of the renegotiation extended the maturity date to September 30, 2005 and included accrued interest totaling $61,248. On November 25, 2005 the notes were purchased by Jepera Investments, Inc.
The Company has agreed to pay Jepera Investments, Inc. on or before December 1, 2005 the total sum of $812,996 and issue 440,344 shares of unrestricted Common Stock as a full and final settlement of all amounts due, including interest and penalties. The Company made payment for all amounts due for principal and interest by December 5, 2005.

During July to October, 2005 the Company became obligated to certain private investors under a promissory note totaling $587,000, unsecured and bearing interest at 10% per annum from November 1, 2005. The note matures at the time of any receipt of private or other funding in excess of $5 million, or on December 31, 2007, whichever is earlier. The Company made payment for all amounts due for principal and interest during
March, 2006.

During January, 2006 the Company became obligated to certain private investors under promissory notes totaling $350,000, unsecured and bearing interest at 10% per annum. The notes mature at the time of any receipt of private or other funding in excess of $1.5 million, or during January, 2007.

MEDIRECT LATINO, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS
UNAUDITED

Note 6. Direct-Response Advertising

In accordance with Statement of Position 93-7 ("SOP 93-7"), direct-response advertising and associated costs for our diabetes supplies and related products are capitalized and amortized to selling, general and administrative expenses on an accelerated basis. The amortization rate is such that 32% is expensed immediately with the remaining 68% expensed on a straight-line basis over the following 3 years. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probable remaining future net cash flows expected to result directly from such advertising. Advertising that does not meet the capitalization requirements of SOP 93-7 is expensed in the current period.

Any change in existing accounting rules or a business change that impacts expected net cash flows or that shortens the period over which such net cash flows are estimated to be realized, currently three years, could result in accelerated charges against our earnings. In addition, new or different marketing initiatives that may not qualify for direct-response advertising could result in accelerated charges against our future earnings.

We perform net realizable tests of our direct-response advertising asset at each reporting period and whenever events or circumstance suggest that the carrying value may not be recoverable, we would record any impairment as a cost of continuing operations. Net realizable value is determined by comparing the carrying amounts of direct-response advertising costs capitalized as assets at each balance sheet date to the probable remaining future net cash flows expected to result directly from such advertising. If the carrying amount of the assets exceeds the probable remaining future net cash flows expected to result directly from such assets, an impairment loss is recognized in an amount equal to that excess.

In accordance with SOP 93-7, we recorded the following activity related to our direct-response advertising asset for the nine months ended March 31, 2006:

2006
Capitalized direct-response advertising	$1,674,927
Direct-response advertising amortization	(67,953)
Impairment of direct-response advertising	-

Increase in direct-response advertising asset	1,606,974
Beginning direct-response advertising asset	-

Ending direct-response advertising asset	$1,606,974

For the nine months ended March 31, 2006, had the Company treated direct-response advertising as a period expense, and not capitalized it, the net operating loss would have increased by $1,606,974 to $4,405,729, and the loss per share would have increased to $0.37 (as to basic) and $0.31 (as to diluted).

Note 7. Major Customers

Sales to patients covered by Medicare amounted to approximately 80% of total sales for the nine months ended March 31, 2006. The loss of Medicare reimbursements could have an adverse impact on the
Company's operations.

MEDIRECT LATINO, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Related Party Transactions

In December, 2002, the Company entered into a service agreement with a major shareholder for the provision of consulting services to the Company. The terms of the agreement provide for aggregate payments of $60,000 per annum until such time as the Company enters into operations, $120,000 for the first year of operations, with annual increases thereafter of $40,000 or 3% of gross sales, whichever is greater. The agreement also provided for the payment of various expenses, including housing expenses of $4,000 per month, health insurance, and life insurance in the amount of $5 million. As additional compensation the shareholder is allocated each year 500,000 shares of stock in the form of stock options, at par value. At March 31, 2006 no stock options had been granted. Should the Company undertake any Stock Option Plan without the approval of the shareholder it will be deemed in default of the agreement and make a one time payment of
$25 million and 5 million shares. The agreement lasts for a period of ten years, with the said term extendable at the discretion of the shareholder, and provides for 52 weekly payments each year.

In December, 2002, the Company entered into a service agreement with another major shareholder for the provision of consulting services to the Company. The terms of the agreement provide for aggregate payments of $60,000 per annum until such time as the Company enters into operations, $120,000 for the first year of operations, with annual increases thereafter of $40,000 or 3% of gross sales, whichever is greater. The agreement also provided for the payment of various expenses, including housing expenses of $4,000 per month, health insurance, and life insurance in the amount of $5 million. As additional compensation the shareholder is allocated each year 500,000 shares of stock in the form of stock options, at par value. At March 31, 2006 no stock options had been granted. Should the Company undertake any Stock Option Plan without the approval of the shareholder it will be deemed in default of the agreement and make a one time payment of
$25 million and 5 million shares. The agreement lasts for a period of ten years, with the said term extendable at the discretion of the shareholder, and provides for 52 weekly payments each year.

Accrued consulting fees totaled $168,451 at March 31, 2006, after deducting cash payments of $162,690 against the gross accrual.

An appraisal is being carried out by a construction company owned by a close relative of the Company president into the suitability of enlarged facilities to house the Company's operations. At March 31, 2006 a total of $30,000 had been capitalized to leasehold improvements.

On November 9, 2005 the Company entered into a consultancy agreement with a major shareholder to provide assistance in all due diligence requirements in connection with a private placement funding by a major financial institution (see note 11) and to further acts as liaison with the Company's legal counsel. The terms of the agreement calls for a payment of $15,000. During the nine months ended March 31, 2006 a total of $15,000 was expensed.

Two of the Company's major shareholders are the owners of Hispanic Research and Marketing, Inc. which qualifies as a variable interest entity (see note 1). The Company has resolved to transfer the stock in Hispanic
Research and Marketing, Inc. to MEDirect Latino, Inc. prior to June 30, 2006.

MEDIRECT LATINO, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Commitments

On July 10, 2003 the Company entered into a five year lease, with a three year option, for approximately
6,000 square feet of office and warehouse facilities in Plantation, Florida.The lease requires a minimum rental of $36,000 per year for the first year and provides for an increase of 5% on the anniversary of the lease throughout the term, including the option period. Additionally, the landlord is entitled to sales tax and its pro-rata share of all real estate taxes and common area costs. Rent charged to operations in the nine months ended March 31, 2006 amounted to $45,668.

On February 8, 2006 the Company entered into a five year lease, with a five year option, commencing
April 1, 2006, for approximately 23,000 square feet of office and warehouse facilities in Pompano Beach,
Florida. The lease requires a minimum rental of $151,684 per year for the first year and provides for an increase of 5% on the anniversary of the lease throughout the term, including the option period. Additionally, the landlord is entitled to sales tax and its pro-rata share of all real estate taxes and common area costs.

On November 21, 2005 the Company entered into a six month lease for an office in Puerto Rico which acts as a call center. The lease calls for a monthly rental of $1,300.

On November 11, 2005 the Company entered into a three year lease of office equipment. The lease calls for a rental of $16,026 per year.

The following is a schedule of approximate minimum future rentals on the non-cancelable operating lease:

Year ending December 31,

2007	306,288
2008	310,762
2009	315,603
2010	318,346
2011	331,053
Thereafter	1,455,545

$3,037,597

In connection with the long-term debt, disclosed in note 5, the Company entered into an agreement with
Provident Group to act as its financial advisor in connection with the arrangement and placement of approximately $500,000 through a bridge financing facility. In connection with this agreement the Company agreed to pay retainer fees totaling $112,500, commission and success fees of 15% and 7% respectively, and reasonable expenses. The Company has concluded a finalization of this agreement (see note 5).

Note 10. Fair Value of Financial Instruments

The Company's financial instruments are accounts receivable, accounts payable, accrued expenses, and long term debt. The recorded values of accounts receivable, accounts payable, and accrued expenses approximate their fair values based on their short-term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities, and the carrying amount approximates fair value.

MEDIRECT LATINO, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Stockholders' Equity

Common stock has no preemptive or other subscription rights, and there is no conversion or redemptive rights associated with the common stock. Stockholders' have one vote per share on all matters and in the event of liquidation of the Company, will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred shareholders.

Preferred stock has priority interests to all other stock as regards dividend rights, redemption rights, conversion rights, voting rights and rights on dissolution and winding up of the affairs of the Company. The holder of any share of preferred stock shall have the right, at their option at any time, to convert any such shares plus any accrued dividends, into such number of fully paid shares of common stock. After conversion the Company will issue to the holder of each preferred share, one share of common stock for each preferred share converted. Dividends on the series B and C preferred stock shall accrue from the date of original issuance, on a cumulative basis, at the rate of 12% and 6%, respectively, payable in each calendar year only if determined and declared by the Board of Directors. No dividend was declared during the nine months ended March 31, 2006.

On July 15, 2004 the Company offered for sale through a private placement a maximum of 64 units of series
B 12% convertible preferred stock at $23,000 per unit. Each unit consists of 10,000 shares of series B preferred stock. The offer will raise a maximum of $1,472,000 with the offer period not exceeding twelve months from the date of the memorandum, subject to the right of the Company to extend the offer date by a further 180 days and to oversubscribe the offering and sell up to an additional 18 units. The Company has reserved 25% of the offering for existing stockholders' who choose to participate.

On July 23, 2004 the Company entered into a Reorganization Agreement with Interaxx Digital Tools, Inc.
whereby the stockholders' of the Company agreed to exchange all of its capital stock in return for 7,471,239 shares of Interaxx Digital Tools, Inc. which is one of four stand-alone companies resulting from a Second Joint
Plan of Reorganization. On November 3, 2004 Interaxx Digital Tools, Inc. amended its name to Latino RX
Direct, Inc. On February 10, 2005 Latino RX Direct, Inc. filed amended and restated articles changing its name to MEDirect Latino, Inc. The acquisition of Interaxx Digital Tools, Inc. was treated as a reverse acquisition for financial reporting purposes. As such, our financial statements have been prepared as MEDirect
Latino, Inc. as the acquirer. We have retroactively restated the stockholders' deficit section of our balance sheet to reflect the reverse acquisition.

At September 30, 2005 the Company had outstanding 1,200,697 series A convertible preferred units which consisted of A, B and C warrants with the right to common stock, at prices of $3.50, $5.50 and $7.50, respectively per share. Warrant exercise provisions are that for each two warrants exercised the holder shall receive three shares of tradable common stock. The A, B and C warrants expired on April 14, 2005,
August 16, 2005, and November 15, 2005, respectively. The A convertible preferred units expired on
March 14, 2006 and are awaiting conversion to common stock on a one for one basis. The bankruptcy court set aside 300,000 additional units for employees which are outstanding but not yet issued. The A,B and C warrants which attach to these units, at prices of $3.50, $5.50 and $7.50 will be exercisable and due to expire on April 15, 2007, August 15, 2007, and November 15, 2007, respectively.

MEDIRECT LATINO, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Stockholders' Equity (continued)

On October 1, 2005 the Company entered into a "Private Placement Common Stock Offering". The terms of the offer allow the Company to raise a maximum of $1,575,000 by issuing 900,000 shares of common stock at the price of $1.75 per share. The offer was over-subscribed with a total of $2,295,310 being received and 1,511,606 shares issued. Under the terms of the agreement the Company paid professional fees totaling $229,531 and issued 54,865 bonus shares with a fair market value of $96,013.

During February, 2006 the Company entered into a "Private Placement Common Stock Offering" with
$3,391,825 being received and 876,102 shares issued. Under the terms of the agreement the Company paid professional fees totaling $392,362 and expensed the fair market value totaling $315,584 of 78,896 bonus shares to be issued.

On November 1, 2005 the Company entered into a "Placement Agent Agreement" with Oppenheimer & Co,
Inc. to act as its exclusive placement agent to sell $10 million of equity and/or equity linked securities. The
Company is required to pay Oppenheimer & Co, Inc. $25,000 upon signing of the agreement, a cash commission of 7% of the aggregate amount of the proceeds received, as well as out-of-pocket expenses not to exceed $50,000 without the Company's prior consent. The Company has the right to terminate the Offering in the event it is not completed within 60 days from the date of the "Private Placement Memorandum".
Additionally, Oppenheimer & Co, Inc. shall receive five year non-callable warrants to purchase such number of shares of the Company's Common Stock equal to 10% of the number of securities sold, exercisable at
120% of the price paid by the investors in the Offering. On December 28, 2005 by mutual agreement the
Offering was terminated.

During the nine months ended March 31, 2006 the Company issued 42,570 shares of free trading stock to third parties for services rendered at prices ranging $2.00 to $1.90 per share, for a total of $83,341 and
5,594,258 shares of restricted stock to employees and third parties for future services to be rendered for a total of $559 (see note 12).

On January 18, 2006 the Company entered into a "Placement Agent Agreement" with Ehrenkrantz King
Nussbaum, Inc. to act as its exclusive placement agent to sell $6 million of equity or equity-linked securities.
The Company is required to pay a cash placement fee equal to 7% on any gross proceeds received by the
Company in connection with the sale of Securities or a Financing of which $25,000 shall be paid as an initial retainer at the time of the signing of the agreement and the balance shall be paid on the closing date on which the Company receives such aggregate consideration. By mutual agreement the offering was terminated.

MEDIRECT LATINO, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Stock Based Compensation

Currently, the Company accounts for its stock-based compensation plan under the recognition and and measurement principles of APB 25, "Accounting for Stock Issued to Employees" and related interpretations. In December 2004, the FASB issued SFAS 123R, which relpaces SFAS 123,
"Accounting for Stock Based Compensation", and supersedes APB Opinion 25, "Accounting for
Stock Issued to Employees". SFAS 123R requires that the cost of share-based compensation
(including those with employees and non-employees) be recognized in the financial statements.
SFAS 123R applies to all share-based compensation including shares, share options, and other equity instruments or that require settlement by the issuance of an entity's shares or other equity instruments.

This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The adoption of the statement will result in the expensing of the fair value of stock options granted to employees in the basic financial statements.
We are required to adopt SFAS 123R effective July 1, 2006 and are currently in the process of evaluating its impact on our results.

In March 2006, various executive management and certain operational personnel, and others outside the Company, received restricted stock, the value of which, if related to the then fair market value of the stock of the Company, would have been approximately $26.0 million. Since the stock attaches to it various performance and other earnings criteria, none of which fully vest and mature until March 2007, the accounting for this event involved recording a total of $559 (see note 11) as to the nominal fractional value of these securities as of that date and point in time. Since there are many factors which will dictate how and when these shares become realized, and their restrictions are removed (and they become freely transferrable), as of March 31, 2006 these are not effectively valued and may be subject to shareholder and other regulatory approvals.

Note 13. Earnings Per Share

	March 31,	March 31,
	2006	2005
Net loss	$2,798,755	$879,048

Weighted average common shares outstanding	11,801,663	7,904,584

Basic loss per common share	$0.24	$0.11

Effect of dilutive securities:
Preferred stock and preferred units	2,373,483	1,985,569

Diluted loss per common share	$0.20	$0.09

MEDIRECT LATINO, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Provision for Income Taxes

The approximate provision for federal income taxes as of March 31, 2006, consists of the following:

2006
Current (benefit)	$(894,000)
Valuation allowance	894,000

$-

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components on the net deferred taxes, at March 31, 2006 are as follows:

2006
Deferred tax assets:
Net operating loss carry forward	$(1,761,711)
Valuation allowance	1,761,711

Total net deferred tax assets	$-

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of evidence, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $1,761,711 at March 31, 2006 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance during the nine months ended
March 31, 2006 was $794,000.

The Company has incurred net operating losses since inception. At March 31, 2006 the Company had a net operating loss carry forward amounting to approximately $5.2 million for U.S. tax purposes which begin expiring in the year 2023. The Company has had a change of ownership as defined by the Internal Revenue Code section 382. As a result, a substantial annual limitation may be imposed upon the future utilization of its net operating loss carry forwards. The Company has not completed a change of ownership study and the exact impact of such limitations is unknown.

The federal statutory tax rate reconciled to the effective tax rate during the nine months ended
March 31, 2006 is as follows:

2006
Tax at U.S. statutory rate	35.0%
State tax rate, net of federal benefits	5.5%
Change in valuation allowance	-40.5%

0.0%

MEDIRECT LATINO, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The approximate mix of receivables from patients and third-party payors was as follows:

March 31,
2006
Medicare	$675,876
Other	1,255,200
1,931,076
Less allowance for doubtful accounts	(632,628)

$1,298,448

At various times during the year, the Company had deposits in one financial institution in excess of federally insured limits. At December 31, 2005, the Company had deposits in excess of the standard FDIC federally insured limits totaling $496,654. However, the Company maintains its cash with major banks and financial institutions which the Company believes limit these risks.

Note 16. Litigation

The Company has filed suit against a vendor supplying telemarketing services to the Company for breach of contract. The vendor has filed suit for balances, totaling $18,000 due them for these services. The
Company believes the suit is without merit and is vigorously defending its position. Management believes that any financial responsibility that may be incurred in settlement of such lawsuit would not be material to the
Company's financial position.

The Company has been named in a lawsuit following a judgment of $712,200 against Stassa Interaxx, Inc.
a company from which four stand alone companies including Interaxx Digital Tools, Inc.(see note 11) were formed. The plaintiff has attempted to include the Company as an additional debtor to the judgment. The
Company has received legal opinion that it is unlikely that the bankruptcy court would authorize the addition of the Company to the outstanding judgment. The Company believes the suit is without merit and is vigorously defending its position.

The Company is a party to a variety of legal proceedings that arise in the normal course of business. In these, actions, plaintiffs may request punitive or other damages that may not be covered by insurance. The Company accrues for these items as losses become probable and can be reasonably expected. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on its results of operations or financial position.

MEDIRECT LATINO, INC.
COMBINED BALANCE SHEETS
(SUPPLEMENTAL)

		Hispanic
	Medirect	Research &
ASSETS	Latino, Inc	Marketing, Inc	Eliminations	Total
Current assets:
Cash	$316,892	$-	$-	$316,892
Accounts receivable	1,298,448	217,882	(217,882)	1,298,448
Inventories	27,012	-	-	27,012
Shareholder loan - current portion	24,000	-	-	24,000
Direct response advertising - current portion	562,800	-	-	562,800
Prepaid expenses and other current assets	42,645	-	-	42,645

Total current assets	2,271,797	217,882	(217,882)	2,271,797

Property, plant and equipment, net	204,528	-	-	204,528

Other assets:
Direct response advertising	1,044,174	-	-	1,044,174
Shareholder loan - less current portion	35,005	-	-	35,005
Deposits and other assets	32,068	-	-	32,068

	1,111,247	-	-	1,111,247

Total assets	$3,587,572	$217,882	$(217,882)	$3,587,572

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Cash overdraft	$-	$-	$-	$-
Accounts payable trade	460,262	-	-	460,262
Accrued expenses payable - related parties	168,451	-	-	168,451
Accrued expenses payable	301,271	-	(217,882)	83,389
Notes payable	350,000	-	-	350,000

Total current liabilities	1,279,984	-	(217,882)	$1,062,102

Stockholders' equity:
Series A convertible preferred units
Cumulative convertible preferred stock	-	-	-	-
Common stock	1,888	-	-	1,888
Additional paid-in capital	8,517,224	-	-	8,517,224
Retained earnings (accumulated deficit)	(6,211,524)	217,882	-	(5,993,642)

Total stockholders' equity	2,307,588	217,882	-	2,525,470

Total liabilities and stockholders' equity	$3,587,572	$217,882	$(217,882)	$3,587,572

MEDIRECT LATINO, INC.
COMBINED STATEMENTS OF OPERATIONS
(SUPPLEMENTAL) FOR THE NINE MONTHS

		Hispanic
	Medirect	Research &
	Latino, Inc	Marketing Inc	Eliminations	Total

Sales	$3,318,996	$217,882	$(217,882)	$3,318,996

Cost of goods sold	881,939	-	-	881,939

Gross profit	2,437,057	217,882	(217,882)	2,437,057

Operating expenses:
Advertising and promotion	960,625	-	-	960,625
Selling and administrative	3,730,394	-	(217,882)	3,512,512
Depreciation and amortization	45,531	-	-	45,531
Allowance for doubtful accounts	611,093	-	-	611,093
Interest	106,051	-	-	106,051

Total operating expenses	5,453,694	-	(217,882)	5,235,812

Net income (loss)	$(3,016,637)	$217,882	$-	$(2,798,755)

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as “believe,” “expect,” “should,” “intend,” “may,” “anticipate,” “likely,” “contingent,” “could,” “may,” or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: those associated with our marketing of the music videos on our website to consumers in an evolving marketplace, consumer preferences, perceptions and receptiveness with respect to our website content, our critical capital raising efforts in an uncertain and volatile economical environment, our ability to maintain an existing relationship with platform providers and telecom companies, including related licensing and marketing arrangements, our cash-preservation and cost-containment efforts, our ability to retain key management personnel, our relative inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, and geo-political environments on our business, as well as those factors discussed elsewhere in this Form 10-QSB and in “Item 1 - Our Business,” “Item 6 - Management’s Discussion and Analysis,” and elsewhere in our most recent Form 10-KSB filed with the United States Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

Our Business

MEDirect Latino, Inc. was incorporated in July 2002 for the purpose of operating as a national direct-to-consumer provider of medical products and services. On July 23, 2004, we entered into a Reorganization Agreement with Interaxx Digital Tools, Inc. (“IDT”), a Florida corporation formed December 30, 2002. All shareholders of the old MEDirect Latino, Inc. exchanged all shares of capital stock in return for approximately 85% of the capital shares of IDT. IDT is one of four stand-alone companies resulting from a second joint plan of reorganization filed under Chapter 11 of the Bankruptcy Code by Interaxx Technologies, Inc. and Interaxx Television Network, Inc. IDT was created as a non-reporting, publicly held company for the purpose of making a diversified distribution of securities to the existing shareholders and creditors of the reorganized companies so as to best protect their capital interests. Subsequent to the Reorganization Agreement, IDT changed its name to MEDirect Latino, Inc as the new operating entity.

Plan of Operation

Our plan of operation for the next 12 months will be the continued operation as a federally licensed, direct-to-consumer, Participating Provider of Medicare, Part B Benefits primarily focused on supplying diabetic testing supplies to the Hispanic Medicare eligible community. The Company serves customers domestically and in Puerto Rico. We distribute diabetic diagnostic testing supplies and ‘quality of life’ enhancing products (i.e. heating pads, seat lifts and walking assistance devices) which address the healthcare needs of our customers who also have circulatory and mobility related afflictions resulting from diabetes.

We have estimated the current Hispanic market for our products is approximately $748 million in the continental United States. We believe this estimate to be understated as research shows only 1.4 million of the over 4.1 million eligible Hispanics that are either disabled or over 65 and eligible to receive Medicare benefits are actually enrolled and collecting benefits. Management believes the key factor for the failure of those eligible to collect benefits that do not is primarily due to the cultural and language barriers they face. Due to the incidence of diabetes within the Hispanic community there are potentially more than 1.4 million Medicare eligible Hispanics with diabetes who are collecting benefits and several million more elderly Hispanics who are eligible but not currently collecting benefits. This implies a domestic market for the Company’s products in excess of $1 billion, and Puerto Rico provides additional opportunities.

We have established agreements with wholesale suppliers for the products and services we currently distribute.

How We Manage Our Operations

We utilize outsourced call centers for initial in-bound calls which are electronically handed off to our in-house Customer Care Representatives to handle customer calls, sales, verifications, billing and shipping. The primary outsourced call center is fully operational and capable of handling 500 simultaneous incoming calls. We are actively pursuing additional call center capacity. Customer orders are processed by our sole Florida operations facility. The Florida facility is responsible for the following duties that further enhance the customer’s experience:

•	Verify the customer is qualified;

•	Contact the physician (process Certificate of Medical Necessity);

•	Receive the customer information & authorization (Authorization of Benefits);

•	Complete the patient file;

•	Ship the supplies directly to the customer’s home;

•	Process the order for reimbursement (billing appropriate parties);

•	Maintain contact with the customer (to insure on-going patient education & regulatory compliance);

•	Contact the customer according to the testing regime established by their physician; and

•	Process re-orders according to customer authorization, physician orders and Medicare procedures.

All shipping is direct to the consumer and is handled in our Florida facility, with the Company receiving bulk shipments from its suppliers to the same facility.

We hold weekly meetings with all key members of the operational areas of the Company, including sales, compliance, billing, shipping and administration. Such operational weekly meetings result in a thorough discussion of weekly results and problems, with plans and goals for the week set at such meetings.

Regulatory Mandates

Our business model takes into consideration regulatory mandates which include initial customer contact requirements. Prospective customers view our advertisement on television (Hispanic broadcast media) with information of how to contact MEDirect. Once a customer contacts us, our customer care representatives explain the benefits of our service and qualify the prospective customer, and answers their questions. Next, our in-house compliance department processes the customers’ authorization and physician prescription. Once complete documentation is assembled our in-house fulfillment center is authorized to ship the products directly to the customer. It is at this introduction to the Company that the language barriers are apparent and must be overcome. We take great care to ensure the customer is educated and their needs are met. All of these factors help to solidify customer retention rates and expected long-term brand loyalty.

We maintain a website with the address www.medirectlatino.org. We are not including the information contained in our website as part of, or incorporating it by reference into, this report on Form 10. We will make available free of charge through our website any of our filings as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”).

Materials filed by us with the SEC are also available to the public to read and copy at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

In order to implement our current business model, we have completed the following:

•	Identified our target consumer through extensive research, reached them and they responded;

•	Obtained the necessary licenses to service these consumers;

•	Developed efficient methods to reach the target consumer;

•	Prepared supply channels to support anticipated demand;

•	Prepared distribution channels to fulfill anticipated demand;

•	Established the HIPPA compliant IT infrastructure and human resources to manage anticipated demand;

•	Prepared a marketing plan and creative concept to drive demand;

•	Tested our advertising methods and infrastructure in preparation for our current national marketing initiatives;

•	Began a rollout of our advertising and products in Puerto Rico in March, 2005, and expanded to a national advertising program on September 20, 2005 and the corresponding sales of our products; and

•	Continued to achieve increased gross sales of our products.

Based upon completion of these critical steps, we intend to make Medicare fully accessible to the Hispanic community by eliminating the perceived bureaucratic roadblocks, upfront payment considerations and the legitimate language barrier for obtaining benefits for this elderly and disabled consumer. We intend to build brand loyalty within our targeted market through our customer care facility staffed by Spanish speaking representatives, who are trained to navigate the voluminous paperwork required by Medicare, and are taught by diabetic educators to assist our customers in the daily maintenance of their diabetes.

Results of Operations for Period Ended March 31, 2006

Since the Company was formed on July 1, 2004, it has incurred a net loss of $733,516. Operations from the Company’s inception through March 31, 2006 were devoted primarily to strategic planning and launching revenue-generating opportunities based on contracts entered into by the Company.

During the three and nine month periods ended March 31, 2006, we incurred a net loss in the amount of $1,614,023 and $2,798,755 respectively. General and Administrative expenses were $1,979,931 and $3,512,512 respectively. The Company also recognized $16,683 and $45,531, respectively, in depreciation.

Liquidity and Capital Resources

Cash flows from operating activities.

Net cash provided by operating activities since inception to June 30, 2005 has been a negative ($2,063,417) due to the significant startup expenses that we have incurred. Significant increases in the growth of the Company have resulted in material changes in the Allowance for Doubtful Accounts, Accounts Receivable, and Accounts Payable. Accruals for the three months ended September 30, 2005 changed significantly due to consulting fees having been accrued for this period. As of June 30, 2005, all accrued consulting fees had been converted to Preferred Class C stock on a dollar for dollar basis. Accruals for the three months ended September 30, 2004 were significantly different to the amount accrued at June 30, 2004 due to accrued interest expense being included in Notes Payable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have not entered into any hedging agreements or swap agreements. Our principal market risk is the risk related to our customers and Medicare. (See “Risk Factors”)

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision, and with the participation, of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, none of our officers or directors are involved in any litigation either as plaintiffs or defendants. As of this date, there is no threatened or pending litigation against us or any of our officers or directors.

Item 1A. Risk Factors

The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are unaware or which we believe are immaterial could also materially adversely affect our business, financial condition or results of operations.

Risks Related to the Business

We have a history of losses, limited revenues and may not become profitable.

MEDirect is an early stage company. To date, we have limited revenues and limited assets and have experienced operating losses since inception. MEDirect had a net operating loss of $1,345,834 and an accumulated deficit of $767,569 for the fiscal year ended June 30, 2005. There can be no assurance that the Company will generate significant revenues in the future or that we will be able to generate sufficient cash flow to meet expenses. Although initial operations support the profit potential of the business model, there can be no assurance results of operations or our business strategy will achieve significant revenue or profitability in the near future.

Limited operating history makes an evaluation of MEDirect’s business difficult.

There is a limited amount of operating history, which makes it difficult to evaluate our current business and prospects or to accurately predict its future revenues or results of operations. The business model, and accordingly the revenue and income potential, is new and not fully proven. In addition, the Company is subject to risks and difficulties frequently encountered by early-stage operations. There can be no assurance that MEDirect will be able to adapt to these factors and our failure to do so will adversely affect our operations.

We have a limited trading market for our securities and shareholders may not be able to sell at a particular time for a certain price.

Our limited market for trading creates an illiquid market for our securities. As such, shareholders may not be able to sell the amount of shares they wish to sell at any given time and, if they sell, the market price of the securities may be depressed.

The application of the “penny stock” rules could adversely affect the market price of our common shares and increase our transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open market trading of our common shares will be subject to the “penny stock” rules. The penny stock rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1 million or annual income exceeding $200,000 or $300,000 together with their spouses). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent in the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common stock, and may result in decreased liquidity for our common stock and increased transaction costs for sales and purchases of our common stock as compared to other securities. These and other factors may make it difficult for our stockholders to sell their shares in the open market if and when eligible to do so. In addition, stock prices for many biotechnology companies fluctuate widely for reasons that may be unrelated to operating results. These fluctuations, as well as general economic, market and political conditions such as interest rate increases, recessions or military or political conflicts, may materially and adversely affect the market price of our common stock, thereby causing you to lose some or all of your investment.

We are relying on management to manage our growth strategy otherwise we may not become profitable.

Implementation of our growth strategy may impose significant strain on our management, operating systems and financial resources. Failure to effectively manage our growth or unexpected difficulties during expansion could have a negative impact on results of operations and financial conditions.

Our business is subject to government regulation and our success depends on our ability to maintain full compliance with applicable regulations.

The healthcare and products industry is subject to numerous federal, foreign, state and local government regulations including those relating to the sale of our products and services. We must comply with FDA, Medicare and HIPPA guidelines and regulations as well as laws and regulations governing our relationship with our employees, including minimum wage requirements, unemployment, overtime, workers’ compensation, working and safety conditions and citizenship requirements. Failure to comply with any or all of these regulations would adversely effect our operations and could cause our business to cease.

We are not profitable and the potential profitability of our business will decrease if recurring orders from our customers are not received.

The profitability of our business depends in large part on recurring and sustained reorders of products for the treatment and management of diabetes. Reorder rates are inherently uncertain due to several factors, many of which are outside the Company’s control, including changing customer preferences, customer transition to other competitors, customer transition to extended care facilities, customer mortality and general economic conditions. We generally incur losses and negative cash flow with respect to the first order from a new customer, due primarily to the marketing and regulatory compliance costs associated with initial customer qualification.

If we cannot obtain our products for the treatment of diabetes at reasonable prices, our profits may decline.

The prices at which we purchase products for the treatment of diabetes are critical to our business. The reimbursement rate for each medical product is at a fixed price determined by Medicare. As such, our gross profit margin on each medical product is dependent upon the price at which we purchase the product from our contract manufacturers. If we are not able to obtain our medical products at competitive rates from our contract manufacturers, our profitability will be severely impaired.

We could experience significantly reduced profits if improved technologies that reduce or eliminate the need for consumable testing supplies are developed for glucose monitoring.

The majority of the consumable testing supplies are used to draw and test small quantities of blood for the purpose of measuring and monitoring glucose levels. Numerous research efforts are underway to develop more convenient and less intrusive glucose measurement techniques. The commercialization and widespread acceptance of new technologies that may eliminate or reduce the need for consumable testing supplies could negatively affect our operations. However, we presently know of no commercially viable alternative which would affect our market.

We could lose customers and revenues to new or existing competitors.

Although management believes that there is no significant direct competition in the Hispanic marketplace, competition from other sellers of direct-to-consumer diabetic products is intense and expected to increase. Many of our competitors and potential competitors are large companies with well-known names and substantial resources. These companies may develop products and services that are more effective or less expensive than any that we are developing or selling. They may also promote and market these products more successfully than we promote and market our products.

Our ability to achieve or maintain profitability will be constrained if we do not effectively manage our anticipated expansion of operations.

We expect to significantly increase our employee base as we further implement our business model and develop our product and service offerings. As we expand our operations, we expect to increase the size of our employee base which will require training and additional management duties. Our management and operations are likely to be strained by this anticipated growth.

Currently, the Company does not distribute any products or services which require a pharmacy license, however, if the Company where to distribute pharmaceutical drugs and Pharmacy licensing is delayed, our ability to generate revenues would be diminished.

Currently, MEDirect Latino does not distribute any products or services which require a pharmacy license in any state or municipality. In general, if the Company were to seek pharmacy licensing to distribute pharmaceutical drugs, those pharmacy operations are regulated by each state.

We could be liable for harm caused by products that we sell.

The sale of medical products entails the risk that users will make product liability claims. A product liability claim could be expensive. Our insurance may not provide adequate coverage against these claims; however, the Company requires every manufacture to name the Company as ‘additionally insured’ and requires each manufacture to have its general liability policy on file with the Company.

If our suppliers or we do not comply with applicable government regulations, we may be prohibited from selling our products.

The Food and Drug Administration and other regulatory agencies regulate many of the products that we are selling and will sell in the future. If any of these agencies mandate a suspension of production or sales of our products or mandate a recall, we may lose sales and incur expenses until we are in compliance with the regulations or change to another acceptable supplier.

Our quarterly revenues or operating results could vary, which may cause the market price of our common stock to decline.

We have experienced fluctuations in our quarterly operating results and anticipate that such fluctuations could continue. Results may vary significantly depending on a number of factors, including:

•	Changes in reimbursement guidelines and amounts;

•	Changes in regulations affecting the healthcare industry;

•	Change in the mix or cost of our products;

•	The timing of customer orders;

•	The timing and cost of our advertising campaigns;

•	The timing of the introduction or acceptance of new products and services offered by us or our competitors; and

•	The availability of “just in time” inventory.

Risks Related to the Industry

We could experience significantly reduced revenues and profits if Medicare or other government programs change, delay or deny reimbursement.

Sales of our products for the treatment and management of diabetes depend on the continued availability of reimbursement of our customers by government and private insurance plans. Any reduction in Medicare or other government programs or private plan reimbursements currently available for our products would reduce our revenues. Without a corresponding reduction in the cost of such products, the result would be a reduction in our overall profit margins. Similarly, any increase in the cost of such products would reduce our overall profit margin unless there was a corresponding increase in Medicare or other government program reimbursement. Our profits could also be affected by the imposition of more stringent regulatory requirements for Medicare or other government program reimbursements or adjustments to previously reimbursed amounts.

If our suppliers or we do not comply with applicable government regulations, we may be prohibited from selling our products.

The majority of the products that we sell are regulated by the FDA and other regulatory agencies. If any of these agencies mandate a suspension of production or sales of our products or mandate a recall, we may lose sales and incur expenses until we are in compliance with the regulations or change to another acceptable supplier.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth all sales of the Company’s securities since inception. All sales were made pursuant to Section 4(2) or Regulation D of the Securities Act of 1933, as amended, and were sold by officers of the Company and/or an NASD registered firm.

Equity offering or subordinated debt financing to date include:

Type of Offering	Amount of Offering	Offering Price Per Share (1)	Closing Date
Series A Preferred	$329,604	$2.50	12/2002
Debt Offering	$645,800		07/2003
Series B Preferred	$460,140	$2.30	11/2004
Common Stock	$754,456	$2.00	03/2005
Debt Offering	$537,000		09/2005
Common Stock	$2,345,310(2)	$1.75	11/2005
 (1) The Financial Statements reflect the diluted price per share.
 (2) Westcap Securities, Inc., an NASD registered firm, participated in this offering.

Item 3. Defaults Upon Senior Securities

During the three months ended March 31, 2006, we were not in default on any of our indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the three months ended March 31, 2006, we did not submit any matters to a vote of our security holders.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a) Index to Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b) No reports on Form 8-K were filed during the quarter covered by this report.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDirect Latino, Inc.

Date: May 30, 2006	By:	/s/ Debra L. Towsley
Debra L. Towsley
Principal Executive Officer