Form 10-Q/A
period 2006-03-31
MEDIRECT LATINO INC
filed 2006-07-05
CIK 1203018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

2101 West Atlantic Boulevard, Suite 101, Pompano Beach, Florida 33069
(Address of principal executive offices)

Registrant’s telephone number, including area code: 954-321-3540

1551 NW 65th Avenue, Suite 4, Plantation, Florida 33313
(Former address)

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

INDEX

PART 1. FINANCIAL INFORMATION

Explanatory Note

Contrary to the rules of the SEC, the Company’s combined financial statements included in this filing have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Explanatory Note

Contrary to the rules of the SEC, the Company’s combined financial statements included in this filing have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews.
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

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a) Index to Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
____________________
* Previously filed
(b) No reports on Form 8-K were filed during the quarter covered by this report.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDirect Latino, Inc.

Date: June 30, 2006	By:	/s/ Debra L. Towsley
Debra L. Towsley
Principal Executive Officer