Form 10-K
period 2006-06-30
MEDIRECT LATINO INC
filed 2006-10-27
CIK 1203018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended:  June 30, 2006

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 000-51795

MEDirect Latino, Inc.
(Name of small business issuer in its charter)

Florida	20-1327083
(State or other jurisdiction of Incorporation)	(IRS Employer Identification Number)

2101 W Atlantic Blvd., Suite 101, Pompano Beach, FL 33069	954-321-3540
(Address of principal executive offices)	(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.0001 par value per share
(Title of class)
Cumulative Convertible Preferred Stock, $.0001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to their Form 10-K. □

Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of September 30, 2006, was $34,638,659.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

The number of shares outstanding of each of the registrant’s classes of common equity: 16,951,739 as of June 30 2006

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

Item 1. Business

Overview

MEDirect Latino, Inc. (the “Company” or “MEDirect”) was incorporated in 2002 for the purpose of developing its business model to operate as a national direct to consumer provider of medical products and services. The Company was a private non-registrant operating company until such time as it completed a Reorganization Agreement with Interaxx Digital Tools, Inc. (“IDT”). IDT was one of four stand alone companies resulting from a second joint plan of reorganization filed under Chapter 11 of the bankruptcy code. This reorganization was treated as a reverse merger and subsequent to the transaction; IDT changed its name to MEDirect Latino, Inc., as the new operating entity.

We are a federally licensed, direct-to-consumer, participating provider of Medicare Part B Benefits primarily focused on supplying diabetic testing supplies to the Hispanic Medicare-eligible community domestically and in Puerto Rico. We distribute diabetic diagnostic testing supplies and ‘quality of life’ enhancing products (i.e. heating pads, seat lifts and walking assistance devices) which address the healthcare needs of our customers who also have circulatory and mobility related afflictions resulting from diabetes. Products are distributed only in compliance with applicable federal and state laws governing distribution of such products.

We market our diabetes products directly to consumers primarily through targeted media and direct-response television advertising. Our patient service representatives are specifically trained to communicate with Medicare-eligible Hispanic patients suffering from diabetes, helping them to follow their doctors’ orders and manage their chronic disease. Our operating platforms enable us to efficiently collect and process required documents from physicians and patients and bill and collect amounts due from Medicare, other government agencies, third party payers as well as from patients. We believe that our proactive approach to diabetes management helps reduce the long-term complications and cost of the disease.

Business Strategies

Our principal strategy is to utilize direct-response marketing to the Hispanic community and to market our quality patient service, efficient patient care management and call center operation to grow our business. Our strategy is to focus on our core diabetes patient base serving our patients’ needs by providing diabetes supplies, prescription medications and other healthcare services.

Our advertising campaign has resulted in a significant increase in patient enrollment and has been the primary driver behind the growth in our active diabetes patient base. This strategy, combined with our proactive approach and high level of service that yields high patient retention rates, has resulted in solid revenue growth. We will continue to engage in a high level of effective television advertising in fiscal 2007 and evaluate from time to time the acquisition of other diabetes supply businesses. Also, we will be increasing our commitment to alternative methods of attracting new patients, such as health care professional and patient referrals, print advertising, direct mail and the Internet. We continue to seek opportunities to deliver new products to a broader patient base by leveraging our mail-order distribution system and software for billing and patient monitoring. To manage our growth effectively, we are continually improving our operations and information systems.

We continue to evaluate from time to time opportunities for the acquisition of businesses and products to expand and complement our existing product lines in the chronic care industry, primarily the diabetes sector. In selecting and evaluating acquisition candidates, we examine the market potential for products that can be distributed through our existing marketing infrastructure and which utilize our strengths in marketing and distribution. We also continue to consider adding from time to time businesses, manufacturing capabilities and new products that capitalize upon our established brand franchise.

Available Information

Materials filed by us with the SEC are also available to the public to read and copy at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our website address is www.medirectlatino.org.

Reportable Segments

Financial information relative to our reportable segment described below is set forth in Note 1 to our consolidated financial statements contained in Item 8 of Part II, “Consolidated Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Diabetes

Through our diabetes segment we provide diabetes testing supplies and related products to our patients suffering from diabetes. We meet the needs of our diabetes patients by:

•	providing mail order delivery of supplies directly to our patients’ homes;

•	billing Medicare, other government agencies and/or private insurance companies directly for those diabetes related supplies that are reimbursable;

•	providing medical call and contact center services and 24-hour telephone support to patients;

•	providing technology solutions focused on electronic patient relationship management;

•	using sophisticated software and advanced order fulfillment systems to efficiently provide diabetes related products.

Sales from this segment represent 100 % of total net revenues for the fiscal year ended June 30, 2006.

Approximately 100% of our diabetes patients are covered by Medicare or other third party payors. As a result, changes to the Medicare program can impact our revenues and income. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”), which was signed into law on December 8, 2003, froze for the 2004 calendar year the reimbursement rates for diabetes testing supplies at the rates that were in effect for the 2003 calendar year. As of January 1, 2005, reimbursement rates for diabetes test strips and lancets were reduced by the percentage difference between the median amounts paid by the Federal Employees Health Benefit Program in the 2002 calendar year and the amount reimbursed by the Medicare program in the 2002 calendar year. The maximum downward adjustment for test strips and lancets for calendar year 2005 was 4.1% for diabetes test strips and 5.36% for lancets, but the actual percentage decrease in payment amounts for any particular provider depends on the geographic distribution of its patients. No further adjustments in reimbursement rates for test strips and lancets are expected through the end of calendar year 2006.

The Medicare Modernization Act further established a program for competitive bidding for certain covered items of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”), which is currently expected to include certain diabetes testing supplies in certain areas of the United States referred to as Competitive Bid Areas (“CBAs”), beginning in calendar 2007. On May 1, 2006, the Centers for Medicare and Medicaid Services (“CMS”) published the proposed rule for the DMEPOS competitive bidding program. This proposed rule would implement DMEPOS competitive bidding programs throughout the United States in accordance with sections 1847(a) and (b) of the Social Security Act (the “Act”). This program would change the way that Medicare selects suppliers and pays for items in selected competitively bid product groups, under Part B of the Medicare program. By utilizing bids submitted by DMEPOS suppliers to establish applicable payment amounts and select suppliers that will exclusively furnish items included in competitively bid product groups in the CBAs. The competitively bid product groups will include those that CMS identifies as having the highest potential for Medicare program savings, and based on the proposed rule will likely include diabetes testing supplies. CMS expects to phase in these programs over a number of years, with the initial phase occurring in up to ten of the 50 largest metropolitan service areas (“MSAs”) in 2007 and 2008, an expansion in 2009 occurring in up to 80 large MSAs, and additional areas after 2009. CMS is also proposing to introduce a regional or national mail order DMEPOS competitive bidding program in 2010, which is expected to include diabetes testing supplies.

Government Regulation and Reimbursement

As a healthcare supplier, MEDirect is subject to extensive government regulation, including numerous laws directed at preventing fraud and abuse and laws regulating reimbursement under various government programs. The marketing, billing, documenting and other practices of healthcare companies are all subject to government scrutiny. To ensure compliance with Medicare and other regulations, regional health insurance carriers routinely conduct audits and request patient records and other documents to support claims submitted for payment of products shipped to patients. Similarly, government agencies periodically open investigations and obtain information from healthcare providers pursuant to the legal process. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

Healthcare is an area of rapid regulatory change. Changes in the laws and regulations and new interpretations of existing laws and regulations may affect permissible activities, the relative costs associated with doing business, and reimbursement amounts paid by federal, state and other third-party payers. We cannot predict the future of federal, state and local regulations or legislation, including Medicare and Medicaid statutes and regulations. Future legislative and regulatory changes could have a material adverse impact on us.

Medicare

Medicare is a federally funded program that provides health insurance coverage for qualified persons age 65 or older and for some disabled persons. The majority of the products that we provide are reimbursable by Medicare, and are therefore subject to extensive regulation. Medicare payments are sometimes lower than the payments of other third-party payers, such as traditional indemnity insurance companies. Current Medicare reimbursement guidelines stipulate, among other things, that quarterly orders of diabetes supplies to existing patients be verified with the patients before shipment and that all doctors’ orders for supplies be re-validated every twelve months through the receipt of new doctors’ orders.

We accept assignment of Medicare claims, as well as claims with respect to other third-party payers, on behalf of our patients. We process claims, accept payments and assume the risks of delay or nonpayment. We also employ the administrative personnel necessary to transmit claims for product reimbursement directly to Medicare and private health insurance carriers. Medicare reimburses at 80% of the government-determined fee schedule amounts for reimbursable supplies, and we bill the remaining balance either to third-party payers or directly to patients.

Our compliance with Medicare regulations may be reviewed by federal or state agencies, including the United States Department of Health and Human Services’ Office of Inspector General (“OIG”), the Department of Justice (“DOJ”), and the United States Food and Drug Administration (“FDA”).

Health Insurance Portability and Accountability Act

Numerous federal and state laws and regulations, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), govern the collection, dissemination, use and confidentiality of patient-identifiable health information. As part of MEDirect’s provision of, and billing for, diabetes testing and pharmacy supplies, we are required to collect and maintain patient-identifiable health information. New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we handle healthcare related data and communicate with payers, and the cost of complying with these standards could be significant. If we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.

Other Regulation

Numerous federal, state and local laws relating to controlled drug substances, safe working conditions, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances apply to portions of our operations. For example, the Drug Enforcement Administration (“DEA”) regulates controlled drug substances, such as narcotics, under the Controlled Substances Act and the Controlled Substances Import and Export Act. Manufacturers, distributors and dispensers of controlled substances must be registered and inspected by the DEA, and are subject to inspection, labeling and packaging, export, import, security, production quota, record keeping and reporting requirements. To the extent we engage in new activities or expand current activities into new states, the cost of compliance with applicable regulations and licensing requirements could be significant.

We believe that we are currently in compliance, in all material respects, with applicable federal, state and local statutes and ordinances regulating the discharge of hazardous materials into the environment. We do not believe we will be required to expend any material amounts in order to remain in compliance with these laws and regulations or that such compliance will materially affect our capital expenditures, earnings or competitive position.

We also believe that we are currently in compliance, in all material respects, with other applicable federal, state and local statutes and ordinances regulating controlled drug substances, safe working conditions, and fire hazard control that apply to portions of our operations.

Compliance and Regulatory Affairs Department

Our Compliance and Regulatory Affairs Department works to ensure that we are compliant with applicable fraud and abuse laws and regulations and if violations occur, to promote early and accurate detection and prompt resolution. These objectives are achieved through education, monitoring, disciplinary action and other appropriate remedial measures. Each employee receives a compliance manual that has been developed to communicate our standards of conduct and compliance policies and procedures, as well as policies for monitoring, reporting and responding to compliance issues. The Compliance and Regulatory Affairs Department also works to ensure compliance with all federal, state and local laws and regulations applicable to our businesses, including licensing and certification requirements and requirements applicable to our businesses as federal healthcare program providers. The activities of our Compliance and Regulatory Affairs Department are managed under the guidance of MEDirect’s Chief Operating Officer acting as the Chief Compliance Officer and reporting directly to the Compliance Committee. We continually examine the capabilities and structure of our compliance program and make changes when deemed appropriate.

Competition

The markets we operate in are highly competitive. A number of our competitors and potential competitors have substantially greater capital resources, purchasing power and advertising budgets, as well as more experience in marketing and distributing products. Our competitors include:

•	other durable medical equipment providers;

•	retail pharmacies;

•	healthcare product distributors;

•	pharmacy benefit management companies; and

•	prescription drug plans with in-house pharmacies.

We believe that the principal competitive factors in the diabetes markets include the ability to identify and respond to patient needs, and the quality and breadth of product offerings. We believe that we compete effectively because of:

•	MEDirect’s brand recognition, supported by Hispanic television advertising campaign;

•	our centralized call center operations and personnel, specifically designed and trained to service the needs of Hispanic seniors with chronic diseases;

•	our significant investment in employee training, computer systems and order processing systems to assure high quality patient service, cost-effective order processing, and regulatory compliance.

Major Customers

For the fiscal year ended June 30, 2006, no customer represented more than 10% of our consolidated revenues. However, most of our revenue does not come from the customers we service but through third party reimbursement, primarily Medicare. As of June 30, 2006, the amounts included in net accounts receivable due from Medicare were $1,616,756. One hundred percent (100%), of consolidated net revenues for the fiscal year ended June 30, 2006, were reimbursable by Medicare or third party payors for products provided to Medicare beneficiaries.

Major Products

For the fiscal year ended June 30, 2006, gross sales of diagnostic testing supplies and related products amounted to, $8,791,894, contractually adjusted to $6,730,906, in net sales from continuing operations for twelve months ended June 30, 2006 which is reimbursable under Medicare programs for products provided to Medicare beneficiaries and third party payors.

Accounts receivable allowances consist of an allowance for doubtful accounts, an allowance for product returns, and other sales allowances. As of June 30, 2006, accounts receivable allowances were $1,424,276 or 38% of gross accounts receivable.

Working Capital

Our Company requires material amounts of working capital to operate. We need to maintain an adequate inventory of diabetes testing supplies and prescription drugs so we can rapidly ship to meet our customer needs. However, third-party reimbursement generally takes longer than 30 days. Our gross accounts receivables at June 30, 2006 were $3,728,459, adjusted to $2,304,183 net of our allowance for doubtful accounts of $1,424,276, while our inventory was $84,006 and gross accounts payable was $1,974,080. We use cash flow from our businesses and credit facility to support our working capital needs.

Intellectual Property

MEDIRECT which is referenced in this Annual Report on Form 10-K, is a registered trademark of MEDirect Latino, Inc. We also maintain several other registered trademarks, which we monitor on a regular basis.

Geographic Scope of Operations

In each of the last three fiscal years, our net revenues were generated in the United States. All of our operating assets are located in the United States.

Employees

As of June 30, 2006, we had 86 full-time employees. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Item 1A. Risk Factors

Our business is subject to a number of risks. You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this report, before you decide whether to purchase our common stock in the open trading market. The risks set out below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a history of losses, limited revenues and may not become profitable.

We are an early stage company. To date, we have limited revenues and limited assets and have experienced operating losses since inception. We had a net operating loss of $24.6 million for the year ended June 30, 2006 and an accumulated deficit of $28.9 million as of June 30, 2006. The actual operating loss from operations was approximately $6.0 million or 24%. The balance of the current year loss was attributable to the valuation of stock issued, and interest and finance costs of $18.6 million or 76%. For the periods presented in this report, the Company used the ‘Black Scholes’model to calculate stock valuations for options and warrants, in accordance with SFAS No. 123R. There can be no assurance that the Company will generate significant revenues in the future or that we will be able to generate sufficient cash flow to meet expenses. Although initial operations support the profit potential of the business model, there can be no assurance results of operations or our business strategy will achieve significant revenue or profitability in the near future.

Limited operating history makes an evaluation of MEDirect’s business difficult.

There is a limited amount of operating history, which makes it difficult to evaluate our current business and prospects or to accurately predict its future revenues or results of operations. The business model, and accordingly the revenue and income potential, is not fully proven. In addition, the Company is subject to risks and difficulties frequently encountered by early-stage operations. There can be no assurance that we will be able to adapt to these factors and our failure to do so will adversely affect our operations.

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

Currently, we do not distribute any products or services which require a pharmacy license in any state or municipality. In general, if we were to seek pharmacy licensing to distribute pharmaceutical drugs, those pharmacy operations are regulated by each state.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Pompano Beach, Florida in a 23,336 square foot office and warehouse facility. The lease is a five year lease commencing April 1, 2006 and the current payment is $18,756 with 5% annual increases in base rent. We consider our facility to be adequate for our current requirements.

The Company currently maintains offices in San Juan, Puerto Rico, which consists of 400 square feet and is staffed by provider relations personnel. The lease is a month to month lease and the current payment is $1,300 per month. We consider this facility to be adequate for our current operations.

On November 11, 2005 the Company entered into a three year lease of office equipment. The lease calls for a rental of $16,026 per year.

On June 9, 2006 the Company entered into a one year lease for a residential property in Lighthouse Point, Florida commencing June 10, 2006. The lease requires an annual rental of $36,000 per year, including real estate taxes. The lease provides for the lessee to have the right to terminate the lease after seven months by giving notice and paying a termination fee equal to one month rent. This lease has been terminated.

On April 7, 2006 the Company entered into a one year lease for a residential property in Fort Lauderdale, Florida commencing April 8, 2006 for two major stockholders and executives of the Company. The lease requires an annual rental of $60,000 including property taxes. Rental expenses are charged against the amount allowed in the service agreements with the two executives for housing costs.

Item 3. Legal Proceedings

Datascension, Inc. v. MEDirect Latino, Case No. 32 103 00458 06, before the American Arbitration Association, Miami-Dade County, Florida. On or about June 8, 2006, Datascension, Inc. filed a Statement of Claim against the Company for breach of written contract, account stated, open book account, unjust enrichment and quantum meruit seeking damages in the amount of $212,061.28 for alleged unpaid services in connection with compiling marketing data, consisting primarily of telephone interviews of consumers. The Company has denied Datascension, Inc.’s claims and is vigorously defending this action. The Company has filed a Counterclaim for Datascension, Inc. in excess of $2,000,000.00 for breach of contract, fraud and negligence alleging due to Datascension, Inc.’s failure to provide the required services and damages as a result of said failure. This action is in the early stages and the Company is unable to opine about the likelihood of the outcome.

On or about May 2006, EKN Financial Services filed a Statement of Claim against MEDirect, Case No: L06-170 before the American Arbitration Association, New York, New York claiming breach of an agreement to act as a private placement agent for MEDirect during a given time frame. EKN is claiming the amount owed pursuant to the agreement is $300,000. Plaintiffs= claim is for breach of contract, MEDirect is vigorously defending this action and believed that EKN Financial has committed fraud by misrepresenting the date for which agreement was to begin.

On or about August 2006, Diagnostic Devices, Inc. (DDI) filed a complaint against MEDirect Latino, Raymond Talarico and Debra Towsley , Dr. Julio Pita, Thomas Erban, and Thomas Johansen, Case No: 06-15855CA22 in Miami-Dade County, Florida, 11th Judicial Circuit, claiming MEDirect owes DDI approximately $183,536.84 for services rendered/provided. DDI is also attempting to seek treble damages in the amount of $550,611.00. DDI is a vendor. Currently pending are all defendants= Motion to Dismiss the Complaint. This complaint is for goods sold or delivered ;civil recovery from criminal wrongdoing. This case is currently in settlement discussion and it is believed it will result in same.

The Company may be involved in a litigation alleging breach of contract and other matters in connection with Ms. Melissa Rice, a former employee of the Company for approximately six (6) weeks. Ms. Rice sent a written demand letter for 100,000 shares of the Company, and $16,000 citing unpaid compensation. Ms. Rice has Company property and is refusing to return said property unless she received said compensation. The Company has denied Ms. Rice’s claim and has sent her a demand letter for the immediate return of the Company’s files, and is filing an action with the Florida Bar alleging violations of ethics and undue enrichment. Following, the Company may take additional action it deems necessary to recover the Company’s property.

The Company may be involved in litigation alleging breach of contract and other matters in connection with Ms. Melissa Rice, a former in-house counsel of the Company for approximately six (6) weeks.  Ms. Rice sent a written demand letter claiming 100,000 shares of the Company’s common stock and $16,000 in unpaid compensation.  Ms. Rice has Company property and is refusing to return said property unless she receives said compensation.  The Company has denied Ms. Rice’s claim and has sent her a demand letter for the immediate return of the Company’s property, and is filing an action with the Florida Bar alleging ethical violations including failure to honor attorney-client privilege. Following, the Company may take civil action for replevin and unjust enrichment.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended June 30, 2006

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

As of June 30, 2006, our common stock was held by 185 holders of record. Our common stock is traded on the NASDAQ National Daily Quotation Bureau Pink Sheets under the symbol MLTO.

The following table sets forth the high and low sales price per share of common stock on the National Daily Quotation Bureau Pink Sheets:

	Fiscal Year 2006
Quarter Ended	High	Low

June 30	$4.05	$3.00
March 31	$6.12	$5.76

	Fiscal Year 2005
Quarter Ended	High	Low

June 30 (1)	$3.50	$2.10
September 30	$4.00	$2.10
December 31	$5.65	$4.25

1. The shares were initially traded during the quarter ended June 30, 2005.

(b) Holders

As of June 30, 2006 there were approximately 185 holders of the Company’s common stock.

(c) Dividends

We currently intend to retain any future earnings for use in the expansion of the business, and therefore do not intend to pay shareholder dividends. The declaration and payment of cash dividends, if any, will be at the discretion of the Board of Directors of the Company and will depend, among other things, on our earnings, capital requirements and financial condition.

(d) Securities authorized for issuance under equity compensation plans

Not applicable.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of June 30, 2006 and 2005 and the statements of operations data for the three years ended June 30, 2006 have been derived from the audited consolidated financial statements for such years, included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of June 30, 2006 and 2005, has been derived from the audited consolidated financial statements for such years, not included in this Annual Report on Form 10-K. Furthermore, results for the year ended June 30, 2006 are not necessarily indicative of results that may be expected for our next fiscal year or any other future period and included nonrecurring, one time, conversions of preferred shares to common stock and the issuance of common shares at Fair Market Value (FMV), in accordance with SFAS No. 123R for services rendered by consultants, employees and shareholders. You should read carefully the financial statements included in this Form 10-K, including the notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data in this section are not intended to replace the financial statements.

Fiscal Year Ended June 30,	2006	2005	2004

Statements of Operations Data:
NET revenues	$6,730,906	$278,598	$109,261
Cost of sales	1,413,883	117,095	99,205
Advertising and promotion	4,387,648	152,657	107,339
Officers salaries & consulting fees-related parties	400,000	323,500	268,269
Officers benefits - related parties	11,809,215	296,000	96,100
Selling and administrative	10,108,236	865,625	608,485
Depreciation and amortization	$79,694	$41,455	$26,503
Allowance for doubtful accounts	1,744,346	15,477	6,058
Interest and financing cost	$1,372,472	$1,029,400	$67,895
Net Loss	$(24,584,588)	$(2,562,611)	$(1,170,593)

Balance Sheet Data:
Current assets	$2,508,427	$51,606	$36,440
Total assets	2,939,043	186,151	128,982
Current liabilities	3,255,303	1,987,662	701,426
Long-term liabilities	-0-	-0-	793,020
Total stockholders’ deficit	$(316,260)	$(1,801,511)	$(1,365,464)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our financial statements and related notes thereto included elsewhere in this registration statement. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this registration statement should be read as applying to all related forward-looking statements wherever they appear in this registration statement. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include those discussed in “Risk Factors,” “Business” and “Forward-Looking Statements.”

Results of Operations

From Inception to June 30, 2006

Revenues.

Revenues until April, 2005 were derived solely through our direct response, television test marketing in four geographic areas, and totaled approximately $350,000. In March, 2005, we substantially increased our gross revenues due to the launch of our media campaign in Puerto Rico, and our national launch on September 20, 2005.

We tested our direct response, television advertising marketing plan, message and internal protocols in select targeted markets domestically and in Puerto Rico from the fourth quarter, 2003, through the fourth quarter, 2004. Based on confirmative data, we launched our Puerto Rico advertising initiatives in the first quarter, 2005, which continues today. We initiated our direct response national marketing campaign on Telemundo Television Network with our commercial airing nationally on September 20, 2005. Based on successful domestic testing of our media, message and internal protocols, we commenced our national network direct response advertising initiatives. The following sets forth the gross revenues realized by the Company from our operation since the launch of our media campaigns in Puerto Rico and nationally;

2006 Fiscal Quarterly results are as follows:

▪	First Quarter fiscal 2006 gross sales was $534,263 contractually adjusted to $424,244 up 420% over Fourth Quarter 2005 net sales.

▪	Second Quarter fiscal 2006 gross sales was $1,555,237 contractually adjusted to $1,006,952 up 137% over First Quarter 2006 net sales.

▪	Third Quarter fiscal 2006 gross sales was $2,714,276 contractually adjusted to $1,887,800 up 87% over Second Quarter 2006 net sales.

▪	Fourth Quarter fiscal 2006 gross sales was $3,988,118 contractually adjusted to $3,411,910 up 81% over Third Quarter 2006 net sales.

Gross Margins.

During the year ended June 2006, gross margins increased from 74% to 79%. We expect that our gross margin for the foreseeable future will be maintained at current levels primarily as a result of the continued expected increase in net revenues and more favorable terms from our suppliers, which offset the Medicare reimbursement reductions for diagnostic testing supplies that went into effect January 1, 2005. No further adjustments in reimbursement rates for test strips and lancets are expected through the end of calendar year 2006.

Selling, general and administrative.

SG&A expenses include the wages and salaries of administrative and sales personnel, as well as other general overhead costs not directly related to product costs. SG&A expenses for wages and salaries were approximately $275,000 from inception to March 2005. From April 2005 through December 2005, the Company averaged approximately $525,000 per quarter in such expenses. From January 2006 to June 2006 the Company averaged approximately $7.1 million per quarter in such expenses. These increases over the base period ended March 2005, were due to the increasing of our staffing to 86 employees as of June 2006, as well as the costs attributable to stock based compensation, to our publicly traded status, and our move to become a fully reporting company with the SEC.

Income from operations.

Gross sales revenue from operations beginning in July, 2005, when significant sales began, through June, 2006 was $8,791,894 compared to $629,445 since we began operations in 2002 until June, 2005. This increase was primarily attributable to a launch of a media campaign in Puerto Rico in March 2005, and the national launch of our media on September 20, 2005. We have had losses since our existence began of $28.9 million, which includes the cost of the Fair Market Value (FMV) of stock issued to consultants, employees and shareholders as well as financing costs of options issued totals approximately $19.4 million.

Interest and financing cost.

The Company incurred interest and financing costs for year ended June 30, 2006, 2005 and 2004 of $1,372,472, $1,029,400 and $67,895 respectively.

Income tax expense.

The Company has incurred net operating losses since inception. At June 30, 2005 the Company had a net operating loss carry forward amounting to approximately $1.7 million, increasing to approximately $27.2 million by June 30, 2006, for U.S. tax purposes which begin expiring in the year 2023.

General Trends and Outlook

We believe that our immediate outlook is extremely favorable, as we believe there is no other company competing with us on a nationwide basis in our market niche. However, there is no assurance that such national competitor will not arise in the future. We do not anticipate any major changes in the Medicare reimbursement regimen in 2007. We believe that 2007 will be a significant growth year, and besides the operational business strategies discussed above, we intend to implement the following plans in 2007 in order to maintain and expand our present growth rate.

We plan to increase our staff in San Juan, Puerto Rico with customer service representatives and logistical support personnel to expand current distribution services and reduce operating costs. Additionally, we plan, through this local presence, to expand reimbursement services to the Commonwealth’s dually eligible Medicare-Medicaid market. According to recent Commonwealth data, this expansion potentially adds over 200,000 customers to our market opportunity.

We may utilize this facility to directly distribute products to our Puerto Rican customers, which are currently being serviced from our 23,700 square foot office/warehouse facility in Florida.

On October 17, 2006 the Company accepted a non-binding loan proposal with Granite Creek Partners, a private investment fund, for a facility totaling $7.0 million, of which $5.0 million will be available at closing and the balance of $2.0 million on January 1, 2007.

Liquidity and Capital Resources

Liquidity

Cash flows from operating activities.

Net cash used by operating activities since inception to June 30, 2006 has been approximately a negative $7.6 million due to the significant advertising and other operating expenses that we have incurred. Significant increases in the growth of the Company have resulted in material changes in the Allowance for Doubtful Accounts, Accounts Receivable, and Accounts Payable.

Preferred C Stock

The notes and loans payable to stockholders in the amount of $711,968.00 which were converted into Series C preferred stock were converted under the terms of a note dated July 25, 2002.  The terms of this note permitted the holders to convert their notes into any class of stock issued by the Company.  On July 2, 2004 the Board resolved to create Series C preferred stock specifically for the purpose of conversion of the aforementioned notes.  The note holders agreed to convert their notes in whole, or in part, at some future time, into shares Series C preferred stock at $0.95 per share.  Series C preferred stock allowed the preferred shareholders to convert the preferred shares, on issuance, into shares of common stock on a one for one basis. The Company’s articles of incorporation authorized the issuance of preferred shares prior to the issuance of the Preferred C shares. However, the designations associated with the issuance of the Preferred C shares were not filed at the time of their issuance. The Company has filed the designations for both the Series B and the Series C Preferred shares as of the date of this filing. Accordingly, such shares are deemed to be properly issued. Both the Series B and Series C Preferred shares were not recognized as properly issued until such time as the designations were filed.

To determine if an embedded beneficial conversion feature was present in the Series C preferred stock, the Company utilized the guidance provided in EITF 98-5.  In determining a beneficial conversion feature under EITF 98-5 paragraph 5 , the embedded beneficial conversion feature present in convertible securities should be valued separately at issuance.  The value should be calculated at the commitment date as the difference between the conversion price, in this case $0.95, and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible (intrinsic value).  The estimate of fair value should be used based on the best information available in the circumstances if a quoted market price is not available.  Since the Company was privately held at July 2, 2004 and there were no recent sales of common stock to unrelated parties, the discounted present value of projected earnings was used to determine the fair value of the underlying common stock.  Based on this valuation technique, the Company determined that the fair value of the common stock, at the commitment date, was $0.20 per share.  Since the conversion price of the Series C preferred stock exceeded the fair value of the common stock, it was concluded that no beneficial conversion feature existed.

Capital expenditures.

Since our inception, the capital equipment purchased by us includes telecom equipment, computer equipment and business furniture and equipment. Total capital expenditures, from our inception to June 30, 2006, were approximately $554,000, of which approximately $220,000 represents leasehold improvements to the new facility.

Capital Resources

Historically, we have relied upon common stock and preferred stock offerings, as well as subordinated loans from management and shareholders to pay our operating and media costs. All offerings were made in compliance with Regulation D and Section 4(2) of the Securities Act of 1933, as amended, where applicable.

Equity offerings or subordinated debt financings to date include:
Type of Offering	Amount of Offering	Offering Price Per Share (1)	Closing Date

Series A Preferred	$329,604	$2.50	12/2002
Debt Offering	$645,800		07/2003
Series B Preferred	$460,140	$2.30	11/2004
Common Stock	$754,456	$2.00	03/2005
Debt Offering	$537,000		09/2005
Common Stock	$2,345,310	$1.75	11/2005

(1) The Financial Statements reflect the diluted price per share. The dilution reflected in the financial statements takes into account all previously issued shares, the shares issued as part of each respective offering, and expenses incurred in the issuance of the shares.

Contractual Obligations as of June 30, 2006	Total	Payments Made 2006	Payments Due 2007	Payments Due 2008-2011	Thereafter

Short-term debt	$1,050,000	$35,000	$1,015,000	-0-	-0-
Lease Obligations	$2,572,104	-0-	$288,270	$959,111	$1,324,723

Off-Balance Sheet Arrangements

As of June 30, 2006, we had no off-balance sheet arrangements.
Critical Accounting Policies

The preparation of our financial statements in conformity with GAAP requires us to make certain assumptions and estimates that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of assumptions and estimates inherent in the reporting process, actual results could differ from those estimates.

Revenue Recognition.

The Company is a federally licensed Part B participating provider to Medicare. A significant portion of devices usually is paid for by third parties such as Medicare, and various health insurance carriers under statutory provisions or other arrangements in amounts that can be significantly different from, and frequently less than, the entity’s establishment rates. The Company initially verifies the eligibility of the customer and the products are then shipped and billed simultaneously. We electronically bill Medicare and the claims are electronically reimbursed. Revenue is recognized when the products are shipped to the customer and are recorded at the net realizable amounts. Medicare and third party payors establish rates that we are paid. We invoice all third party payors when the products are shipped hence revenue is recognized. The provisions for contractual adjustments and discounts are recognized on an accrual basis and deducted from gross service revenue to determine net service revenue. We record revenue at the amounts expected to be collected from government agencies, other third-party payers and patients. Our billing system generates contractual adjustments based on government and third-party fee schedules for each product shipped; as a result estimates of contractual adjustments are not required. Revenues and receivables are booked net of contractual allowances on a product-by-product bases. Revenue recognition is delayed for product shipments for which we have not yet received the required written documentation until the period in which the documentation is collected and verified. We analyze various factors in determining revenue recognition, including a review of specific transactions, current Medicare regulations and reimbursement rates, historical experience and the credit-worthiness of patients. Revenue related to Medicare reimbursements is calculated based on government-determined reimbursement prices for Medicare-covered items. Contractual adjustments, discounts, and an allowance for uncollectibles are recorded to report the receivables for health care services at net realizable value. Returns occur occasionally when the patient either refuses the shipment or when we have an incorrect address. Bad debt expense is recorded for the uncollectible receivables.

Allowance for Doubtful Accounts.

We prepare our allowance for doubtful accounts receivable based on our past experience of historical write-offs, our current customer base and our review of past due accounts. We are constantly reviewing and analyzing our collection efforts. The typical time it takes to collect from Medicare is 30 to 60 days, if each part of the process is exact. If a charge is initially rejected by Medicare it can generally take an extended period of time to investigate and resolve before payment is received It can take up to 180 days to collect from some insurance companies and as little as 30 days with others. The Company’s current accounting policy is to provide a minimum allowance equal to a percentage based on historical data. We believe this estimate, although higher than industry standards, is justified because of the Company’s youth and growth rate. Due to the numerous minor outstanding balances from customers the Company does not find it cost effective to use the services of lawyers or collection agencies.

An analysis of the provision is as follows:

Year-End
	6/30/2006	6/30/2005	6/30/2004

Bad debt expense	$1,744,346	$15,477	$6,058
Bad debt allowance	$1,424,276	$21,535	$18,198
Bad debt expense as a percentage of net sales	26%	6%	6%
Bad debt allowance as a percentage of receivables	38%	34%	57%

The provision against receivables at June 30, 2006 increased due to the reimbursement cycle of secondary providers. The percentage provision against receivables increased due to increased amounts falling into the over 90 day receivable aging because of the reimbursement cycle of secondary providers, rebilling to Medicare and self pay receivables. Circumstances that give rise to rebillings include , if a claim submitted is denied, has errors in submission, or if the transmission was not received at Medicare. Also a rebill can occur if the claim is classified as claim not found or claim cannot be identified. Rebillings have no effect on the aging as the agings are aged from date of service and not date of billing. Rebillings are insignificant and not material at this time. There was no change in the company sales mix but larger sales resulted in an increased dollar amount of sales to secondary providers, rebilling to Medicare and self pay receivables, which required an increased allowance for doubtful accounts. Therefore, the percentage amount within the +90 day column increased which, conservatively necessitated an increase in the allowance.

Between June 30, 2004 and June 30, 2005 there was no actual write off of bad debts against the provision. The Company wrote off $341,535 for year ended June 30, 2006. The amount provided for each year/period was added to the existing provision.

Any change in estimates on the unsettled amounts from third-party payors would necessitate either an increase or decrease in the level of the overall allowance and a corresponding effect on net income. Only approximately 3% of the receivables are payable by third party payors. In view of this the Company believes that its accounting policy in this area is very conservative.

An aging schedule of receivables at June 30, 2005 is as follows:
Current	Over 30 Days	Over 60 Days	Over 90 Days	Total
39,799	2,168	2,220	18,995	$63,182

An aging schedule of receivables at June 30, 2006 is as follows:

Current	Over 30 Days	Over 60 Days	Over 90 Days	Total
1,586,635	301,403	173,150	1,667,271	3,728,459

The Company’s accounting system does not currently allow an exact breakdown between the different payor mixes. This does not reduce the Company’s ability to obtain enough information to adequately allow for possible non-payments due to the fact that statistical information available shows that 70% of the Company’s business is with Medicare and a further 27% is with insurance companies, where payment is reasonably assured. The element where non-payment is most certain is therefore extremely small.

There is no set threshold amount and age for account balance write-offs. Any write-off is a decision of senior management. Any write offs occur on an account by account basis. The write off process is manual and is not computer generated where automatic write-offs would be generated by the system.

Impairment of Long-lived Assets.

We review long-lived assets for impairment when triggering events occur suggesting deterioration in the assets recoverability or fair value. Recognition of an impairment charge is required if future expected net cash flows are insufficient to recover the carrying value of the asset. Our forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and profitability based on our historical results and analysis of future Medicare reimbursement which is fundamental in assessing demand for our services. If we are unable to achieve these cash flows, our estimates would be revised, potentially resulting in an impairment charge in the period of revision.

Depreciable Lives of Property, Plant and Equipment.

Our property, plant and equipment are capitalized at historical cost and depreciated over the useful life of the asset. Our estimation of this useful life is based on circumstances that exist in the healthcare industry and information available at the time of the purchase of the asset. As circumstances change and new information becomes available, these estimates could change. We amortize these capitalized items using the straight-line method. Capital assets are depreciated over their useful lives ranging from three to seven years, depending on the classification of the asset.

Tax Accounting.

We account for our income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of amounts of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We determine deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate and reducing the deferred tax asset by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining our annual effective tax rate and the valuation of deferred tax assets, which can create variance between actual results and estimates. The process involves making forecasts of current and future years’ taxable income and unforeseen events may significantly affect these estimates. Those factors, among others, could have a material impact on our provision or benefit for income taxes.

Stock Based Compensation.

In accordance with SFAS No. 123R, the account for stock issued to employees, shareholders and third parties for services rendered at fair value.

Preferred C Stock Conversion

Notes payable and accrued consulting fees were converted to Preferred C Stock at $0.95 per share. This was in excess of the price per share of Common Stock issued for cash during that fiscal year, based on the rights and preferences attributable to the Preferred C Stock which ranked superior to Common Stock. The Company believes that the value of $0.95 per share for Preferred C Stock represents its fair value for conversion purposes.

The notes and loans payable to stockholders in the amount of $711,968.00 which were converted into Series C preferred stock were converted under the terms of a note dated July 25, 2002.  The terms of this note permitted the holders to convert their notes into any class of stock issued by the Company.  On July 2, 2004 the Board resolved to create Series C preferred stock specifically for the purpose of conversion of the aforementioned notes.  The note holders agreed to convert their notes in whole, or in part, at some future time, into shares Series C preferred stock at $0.95 per share.  Series C preferred stock allowed the preferred shareholders to convert the preferred shares, on issuance, into shares of common stock on a one for one basis.

To determine if an embedded beneficial conversion feature was present in the Series C preferred stock, the Company utilized the guidance provided in EITF 98-5.  In determining a beneficial conversion feature under EITF 98-5 paragraph 5 , the embedded beneficial conversion feature present in convertible securities should be valued separately at issuance.  The value should be calculated at the commitment date as the difference between the conversion price, in this case $0.95, and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible (intrinsic value).  The estimate of fair value should be used based on the best information available in the circumstances if a quoted market price is not available.  Since the Company was privately held at July 2, 2004 and there were no recent sales of common stock to unrelated parties, the discounted present value of projected earnings was used to determine the fair value of the underlying common stock.  Based on this valuation technique, the Company determined that the fair value of the common stock, at the commitment date, was $0.20 per share.  Since the conversion price of the Series C preferred stock exceeded the fair value of the common stock, it was concluded that no beneficial conversion feature existed.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB statement No. 3” which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable2005. The Company has not yet determined the impact of applying the provisions of SFAS No. 154.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which defines fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying the provisions of SFAS No. 157.

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations or financial condition during the past two years.
Qualitative and Quantitative Disclosure about Market Risk

We have not entered into any hedging agreements or swap agreements. Our principal market risk is the risk related to our customers and Medicare. (See “Risk Factors”)
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
MEDirect Latino, Inc.

We have audited the accompanying consolidated balance sheets of MEDirect Latino, Inc. and its Subsidiaries (the “Company”) as of June 30, 2006 and 2005 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years in the three-year period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of the Company as of June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company’s inability to obtain outside long term financing and recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are also described in Note 16 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

//Berkovits, Lago & Company, LLP

Fort Lauderdale, Florida
October 18, 2006

Item 8. Financial Statements and Supplementary Data

MEDIRECT LATINO, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND 2005

ASSETS

	2006	2005
Current assets:		Restated
Cash	$77,681	$202
Accounts receivable, net of allowance for doubtful accounts of $1,424,276 and $21,535
as of 2006 and 2005, respectively	2,304,183	41,647
Inventories	84,006	8,596
Prepaid expenses and other current assets	42,557	1,161

Total current assets	2,508,427	51,606

Property, plant and equipment, net	401,908	123,185

Other assets:
Deposits and other assets	28,708	11,360

Total assets	$2,939,043	$186,151

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Cash overdraft	$-	$17,075
Accounts payable trade	1,974,080	89,426
Accrued expenses payable - related parties	117,900	-
Accrued expenses payable	148,323	231,008
Derivative financial instruments	-	943,104
Notes payable	1,015,000	707,049

Total current liabilities	3,255,303	1,987,662

Stockholders' deficit:
Series A convertible preferred units, no par value, 1,000,000 and 1,200,697 shares authorized,
issued and outstanding at June 30, 2006 and 2005, respectively	-	-
Convertible preferred stock - $.0001 par value, 3,000,000 shares authorized,
-0- and 426,653 shares preferred B issued and outstanding at June 30, 2006 and 2005, respectively	-	43
746,133 shares preferred C issued and outstanding at June 30, 2006 and 2005, respectively	75	75
Common stock - $.0001 par value, 50,000,000 shares authorized, 16,951,739 and 9,565,339
shares issued and outstanding at June 30, 2006 and 2005, respectively	1,695	957
Additional paid-in capital (this includes amounts totaling $4,800,100 for stock options)	28,604,649	2,535,505
Accumulated deficit	(28,922,679)	(4,338,091)

Total stockholders' deficit	(316,260)	(1,801,511)

Total liabilities and stockholders' deficit	$2,939,043	$186,151

MEDIRECT LATINO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	2006	2005	2004
		Restated	Restated
Sales - net	$6,730,906	$278,598	$109,261

Cost of goods sold	1,413,883	117,095	99,205

Gross profit	5,317,023	161,503	10,056

Operating expenses:
Advertising and promotion	4,387,648	152,657	107,339
Officers salaries and consulting fees - related parties	400,000	323,500	268,269
Officers benefits - related parties	11,809,215	296,000	96,100
Selling and administrative	10,108,236	865,625	608,485
Depreciation and amortization	79,694	41,455	26,503
Bad debt expense	1,744,346	15,477	6,058
Interest and financing cost	1,372,472	1,029,400	67,895

Total operating expenses	29,901,611	2,724,114	1,180,649

Net loss	$(24,584,588)	$(2,562,611)	$(1,170,593)

(Loss) per common share:
Basic	$(2.27)	$(0.36)	$(0.20)

Weighted average common and common equivalent
shares outstanding:
Basic	10,827,936	7,194,963	5,765,387

MEDIRECT LATINO, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2006, 2005 and 2004

											Additional
	Preferred A stock		Preferred A Units		Preferred B Stock		Preferred C Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
												Restated
Balance June 30, 2003	414,500	$41	-	$-	-	$-	-	$-	5,500,000	$550	$329,013	$(604,887)	(275,283)

Shares issued for cash	8,000	1	-	-	-	-	-	-	-	-	80,268	-	80,269

Fair value of stock options	-	-	-	-	-	-	-	-	-	-	100	-	100

Issuance of founders' shares	-	-	-	-	-	-	-	-	433,000	43	-	-	43

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,170,593)	(1,170,593)

Balance June 30, 2004 (see note 17)	422,500	42	-	-	-	-	-	-	5,933,000	593	409,381	(1,775,480)	(1,365,464)

Conversion to common stock	(246,000)	(25)	-	-	-	-	-	-	301,761	30	(5)	-	-

Conversion to preferred B stock	(176,500)	(17)	-	-	276,653	28	-	-	-	-	(11)	-	-

Fair value of stock options	-	-	-	-	-	-	-	-	-	-	200,000	-	200,000

Issuance of founders' shares	-	-	-	-	-	-	-	-	954,000	96	(96)	-	-

Stockholders' debt and accrued
liabilities converted	-	-	-	-	-	-	746,133	75	-	-	711,893	-	711,968

Shares issued in connection
with merger	-	-	1,200,697	-	-	-	-	-	739,573	74	(74)	-	-

Shares issued for cash	-	-	-	-	-	-	-	-	1,637,005	164	754,292	-	754,456

Shares issued for cash	-	-	-	-	150,000	15	-	-	-	-	460,125	-	460,140

Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,562,611)	(2,562,611)

Balance June 30, 2005 (see note 17)	-	-	1,200,697	-	426,653	43	746,133	75	9,565,339	957	2,535,505	(4,338,091)	(1,801,511)

Conversion to common stock	-	-	-	-	(426,653)	(43)	-	-	490,312	49	63,653	-	63,659

Conversion to common stock	-	-	(200,697)	-	-	-	-	-	200,697	20	(20)	-	-

Fair value of stock options	-	-	-	-	-	-	-	-	-	-	4,600,000	-	4,600,000

Shares issued for cash	-	-	-	-	-	-	-	-	2,275,026	227	5,826,889	-	5,827,116
(Net of costs and expenses directly related
to stock offering of $400,000)

Exercise of stock warrants	-	-	-	-	-	-	-	-	440,344	44	2,131,221	-	2,131,265

Shares issued to third parties												-
for services	-	-	-	-	-	-	-	-	2,261,331	226	5,341,643		5,341,869
-
Shares issued to employees
for services	-	-	-	-	-	-	-	-	205,240	21	992,695	-	992,716

Shares issued to major stockholders'
for services	-	-	-	-	-	-	-	-	1,513,450	151	7,113,063	-	7,113,214

Net loss	-	-	-	-	-	-	-	-	-	-	-	(24,584,588)	(24,584,588)

Balance June 30, 2006	-	$-	1,000,000	$-	-	$-	746,133	$75	16,951,739	$1,695	$28,604,649	$(28,922,679)	$(316,260)

MEDIRECT LATINO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	2006	2005	2004
		Restated	Restated
Cash flows from operating activities:
Net loss	$(24,584,588)	$(2,562,511)	$(1,170,593)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	79,694	41,455	26,503
Interest and financing cost	1,251,820	1,010,319	16,229
Bad debt expense	1,744,346	15,477	6,058
Stock issued for services	13,447,799	118,738	-
Fair value of stock options	4,600,000	200,000	100
Amortization of debt issue expenses	-	52,585	-
Change in assets and liabilities
Decrease (Increase) in
Accounts receivable	(4,006,882)	(43,640)	(19,542)
Inventories	(75,410)	11,404	(20,000)
Prepaid expenses and other current assets	(41,396)	1,381	(422)
Deposits and other assets	(17,348)	(9,240)	-
(Decrease) Increase in
Accounts payable	1,884,654	(19,679)	83,405
Accrued expenses - related parties	117,900	-	241,306
Accrued expenses	(82,685)	27,646	203,362

Net cash used in operating activities	(5,682,096)	(1,156,065)	(633,594)

Cash flows from investing activities:
Purchases of property, plant and equipment	(358,417)	(74,218)	(64,547)

Net cash used in investing activities	(358,417)	(74,218)	(64,547)

Cash flows from financing activities:
Proceeds from sale of preferred stock	-	460,140	80,312
Proceeds from sale of common stock	5,827,116	754,456	-
Proceeds from short-term debt	1,637,000	15,475	202
Repayment of short-term debt	(639,075)	-	-
Proceeds from long-term debt	-	-	593,214
Repayment of long-term debt	(707,049)	-	-
Proceeds from shareholder loans	-	-	24,827

Net cash provided by financing activities	6,117,992	1,230,071	698,555

Net increase (decrease) in cash	77,479	(212)	414

Cash at beginning of year	202	414	-

Cash at end of year	$77,681	$202	$414

Supplementary disclosure of cash flow information:
Non-cash investing and financing activities:
Note payable to stockholders for professional fees and interest	$-	$-	$16,229
Interest converted to notes payable	$-	$67,315	$-
Interest on conversion of preferred 'B' stock to common stock	$63,659	$-	$-
Financing cost attributable to recording fair value of stock warrants	$1,188,161	$943,104	$-
Fair value of stock warrants converted from debt to equity	$2,131,265	$-	$-
Stockholders' debt and accrued liabilities converted to preferred stock	$-	$711,968	$-
Fair value of stockholders' stock options	$4,600,000	$200,000	$100
Stock issued for services	$13,447,799	$118,738	$-
Shareholder loan receivable converted to accrued expenses - related parties	$52,005	$-	$-

Interest paid	$177,477	$-	$-

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Organization

MEDirect Latino, Inc. (the "Company") was incorporated during July 2002 under the laws of the State of Florida for the purpose of developing its business model to operate as a national direct to consumer provider of medical products. The Company was a private non-registrant operating company until such time as it completed a Reorganization Agreement with Interaxx Digital Tools, Inc. ("IDT").
"IDT" was one of four stand-alone companies resulting from a second joint plan of reorganization filed under Chapter 11 of the Bankruptcy Code. The acquisition of Interaxx Digital Tools, Inc. was was treated as a reverse acquisition for financial reporting purposes. As such, our financial statements have been prepared as MEDirect Latino, Inc. as the acquirer. We have retroactively restated the stockholders' deficit section of our balance sheet to reflect the reverse acquisition.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary "Hispanic Research and Marketing, Inc". Intercompany transactions and balances have been eliminated in consolidation.

The Company operates in only one business segment.

Recent Accounting Pronouncements

In May 2005 , the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB statement No. 3" which is the result of the FASB's project to reduce differences between U.S. and international accounting standards. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15,
2005. The Company has not yet determined the impact of applying the provisions of SFAS No. 154.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" which defines fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This
Statement applies under other accounting pronouncements that require or permit fair value measurements.
This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying the provisions of SFAS No. 157.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.

Derivative Financial Instruments
The SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, requires companies to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Stock warrants issued by the Company have been periodically adjusted to fair value using the "Black Scholes"
module in accordance with SFAS No. 123R " Share Based Payments".

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies (continued)

Accounts Receivable
The Company provides an allowance for doubtful accounts equal to the estimated uncollectible portion. This estimate is based on historical collection experience and a review of the current status of trade receivables. There is no set threshold amount or age for account receivable write-offs, any decision is made by senior management on an account by account basis. Receivables are generally considered for write-off after they have been outstanding for time periods in excess of 180 days.

Stock Based Compensation

The Company authorized restricted stock and stock options to employees, major shareholders and third parties.
The expense for these equity-based incentives is based on their fair value at date of grant in accordance with SFAS
No. 123R "Share Based Payments". The fair value of each stock option granted is estimated on the date of grant using the "Black Scholes" pricing model.The pricing model requires assumptions such as the expected life of the stock option and expected volatility of the Company's stock over the expected life, which significantly impact the assumed value. The Company uses historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years.

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

Leasehold improvements are carried at cost less accumulated amortization and is amortized on a straight-line basis over the 4-year term of the respective lease.

Revenue Recognition
The Company is a federally licensed Part B participating provider to Medicare. A significant portion of products sold usually is paid for by third parties such as Medicare, and various health insurance carriers under statutory provisions or other arrangements in amounts that can be significantly different from, and frequently less than, the entity's established rates. Revenue is recognized when the products are shipped to the customer, and are recorded at the net Medicare allowable amounts. The provision for contractual adjustments
(that is the difference between established rates and third-party payor payments) and discounts (that is, the difference between established rates and the amount collectible) are recognized on an accrual basis and deducted from gross revenue to determine net revenue. Contractual adjustments, discounts, and an allowance for uncollectibles are recorded to report the receivables for health care services at net realizable value. The
Company accepts returns for shipments to an incorrect address or if the shipment is declined by the customer.

Shipping and Handling Costs
The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to the customer. These costs are not material and are included under general and administrative expense within the Statement of Operations.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards and credit carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, valuation allowances must be established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies (continued)

Earnings Per Share

Basic per share results for all periods presented were computed based on the net earnings for the respective periods.
The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share.

Long-Lived Assets
The Company periodically evaluates the carrying value of long-lived assets to be held and used in the business, other than assets held for sale when events and circumstances warrant, generally in conjunction with the annual business planning cycle. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value for assets to be held and used. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.
Long-lived assets to be disposed of other than by sale are considered held and used until disposed of.

Note 2. Accounts Receivable, Net

At June 30, 2006 and 2005 the Company was due $2,304,183 and $41,647, respectively, from customers, which is net of an allowance for doubtful accounts of $1,424,276 and $21,535 respectively. The customer base is Medicare
Eligible Part B beneficiaries, and includes Secondary Insurance providers who provide Medicare Part B benefits to the Company's customers. Billings typically involve the submission of claims to multiple providers whose payment of claims may be contingent upon payment or denial by another payor. It could take up to 18 months from the initial billing date. In accordance with applicable regulatory requirements, we make all reasonable and appropriate efforts to collect our accounts receivable including deductibles and co-payments. Our policy states that after payment of the primary insurance, then the secondary insurance is billed and upon payment from the secondary insurance the difference is written off. If the secondary insurance does not pay, the patient is billed for the unpaid balance. We then generate statements on a monthly basis and attempt to collect per the applicable regulatory requirements.

The following schedule summarizes the allowance for doubtful accounts:

	Additions
	Balance	Charged to
	Beginning	Costs and		Balance End
	of Period	Expenses	Deductions	of Period
June 30, 2004	$-	$6,058	$-	$6,058
June 30, 2005	$6,058	$15,477	$-	$21,535
June 30, 2006	$21,535	$1,744,346	$341,605	$1,424,276

Note 3. Property, Plant and Equipment

The Company's property, plant and equipment at June 30, 2006 and 2005, consisted of the following:

	2006	2005

Furniture, fixtures and equipment	$274,316	$138,987
Leasehold improvements	280,110	57,022
	554,426	196,009

Less: Accumulated depreciation and amortization	(152,518)	(72,824)

	$401,908	$123,185

For the years ended June 30, 2006, 2005 and 2004 depreciation and amortization totaled $79,694, $41,455 and $26,503, respectively.

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Notes Payable

During July 2004, the Company renegotiated certain private investors senior secured notes originally bearing interest at 12% per annum, with total interest payable in equal monthly installments between February, 2005 and July, 2005, and collateralized by the assets of the Company. The notes further allow for the holders to subscribe for and purchase warrants for up to 4% of the fully-diluted Common Shares of the Company (see note 7). The terms of the renegotiation extended the maturity date to September 30, 2005 and included accrued interest of $61,248. At June 30, 2006 and 2005 the principle balance due under the notes totaled $-0- and $707,049, respectively. Accrued interest totaled $-0- and
$77,287 at June 30, 2006 and 2005, respectively. On November 25, 2005 the notes were purchased by Jepera
Investments, Inc. The Company agreed to pay Jepera Investments, Inc. on or before December 1, 2005 the total sum of $812,996 and issue 440,344 shares of unrestricted Common Shares of the Company as a full and final settlement of all amounts due, including interest and penalties. The Company made payment for all amounts due for principle and interest on December 5, 2005.

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

During January, 2006 to June, 2006 the Company became obligated to certain private investors under promissory notes totaling $1,015,000 unsecured and bearing interest at 10% per annum. The notes mature at the time of any receipt of private funding in excess of $1.5 million, or during January and May, 2007. Accrued interest with respect of these notes totaled $20,417 at June 30, 2006.

Note 5. Related Party Transactions

At June 30, 2005 the Company had a convertible note payable to a shareholder totaling $224,515 including accrued interest of $41,515 which was converted, on a dollar for dollar basis, into preferred C stock at June 30,
2005 (see note 10). The note was for obligations relating to the preparation of a business plan during the year ended June 30, 2003, with interest at 12.5% per annum, repayable in 48 monthly installments of $4,864. The note was collateralized by all property plant and equipment. The note was convertible into any outstanding series of common or preferred stock at any time the note was outstanding, at a par value of $0.10 per share and has priority interest to all other issued debt. During the years ended June 30, 2006 and 2005, the Company had incurred interest on the note totaling $-0- and $6,066, respectively.

The Company had loans payable to a shareholder totaling $24,827 relating to monies advanced during the year ended June 30, 2004. The loan was interest free, repayable on demand and was converted to preferred C stock at June 30, 2005 (see note 10).

Consulting and legal services were provided to the Company by two shareholders. During the years ended
June 30, 2006 and 2005 payments totaled $-0- and $39,245, respectively.

An organization which is owned by a major stockholder provided consulting services to the Company during the years ended June 30, 2006 and 2005 totaling $-0- and $60,360, respectively.

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
(see note 6). Should the Company undertake any Stock Option Plan without the approval of the shareholder it will be deemed in default of the agreement and make a one time payment of $25 million and 5 million shares.
The agreement lasts for a period of ten years, with the said term extendable at the discretion of the shareholder, and provides for 52 weekly payments each year. The service agreement was terminated on June 30, 2006.

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Related Party Transactions (continued)

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
(see note 6). Should the Company undertake any Stock Option Plan without the approval of the shareholder it will be deemed in default of the agreement and make a one time payment of $25 million and 5 million shares.
The agreement lasts for a period of ten years, with the said term extendable at the discretion of the shareholder, and provides for 52 weekly payments each year. The service agreement was terminated on June 30, 2006.

Accrued consulting fees totaled $117,900 and $-0- at June 30, 2006 and 2005, respectively, after deducting payments totaling $337,241 and $331,598, respectively. At June 30, 2005 accrued consulting fees totaling
$462,626 were converted to preferred C stock (see note 10).

An assessment was carried out by a construction company owned by a close relative of the Company president into the suitability of enlarged facilities to house the Company's operations. At June 30, 2006 a total of $43,590 had been capitalized to leasehold improvements.

On November 9, 2005 the Company entered into a consulting agreement with a shareholder to provide assistance in all due diligence requirements in connection with a private placement funding by a major financial institution and to further acts as liaison with the Company's legal counsel. The terms of the agreement calls for a payment of $15,000. During the year ended June 30, 2006 a total of $15,000 was expensed.

During the year ended June 30, 2006 the Company issued to three major shareholders 1,513,450 shares of restricted common stock for services rendered (see note 10).

Note 6. Stock Options

Under service agreements with two major stockholders and executives (see note 5) the Company has allocated
500,000 shares of stock in the form of stock options to each stockholder at December 31, 2005, 2004 and
2003, respectively, at par value of $.0001 per share. There is no set term for the options.

The Company has adopted the "Black Scholes" model to book the estimated fair value of the stock options and has followed the provisions of SFAS No. 123R. The following assumptions were made in estimating fair value:

Risk-free interest rate	4.18%
Expected volatility	48%
Estimated life	5 years

At June 30, 2006 three million options had been granted to the two stockholders, with no options being exercised and compensation cost totaled $4,600,000 and $200,000 for the years ended June 30, 2006 and 2005, respectively. At June 30, 2006 the Company had only three million options outstanding.

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Derivative Financial Instruments

At June 30, 2005 the Company had outstanding warrants to purchase 440,344 shares of unrestricted Common
Shares, respectively, based on 4% of the fully-diluted Common Shares of the Company at an exercise price of
$0.01 per "Warrant Share" up to July 18, 2009 (see note 4). The Company adopted the provisions of SFAS
No. 123R to compute an estimated fair value of $943,104 for the stock warrants using the "Black Scholes"
model at June 30, 2005 and reserved 440,344 shares for the exercise of the stock warrants. The following assumptions were made in estimating fair value:

Risk-free rate	3.72%
Volatility	76%

On December 1, 2005 the holders of the "Warrant Shares" purchased 440,344 shares of unrestricted Common
Shares. The Company adopted the provisions of SFAS No. 123R to compute a fair value of $2,131,265
(see note 10).

Note 8. Commitments

On July 10, 2003 the Company entered into a five year lease, with a three year option, for approximately
6,000 square feet of office and warehouse facilities in Plantation, Florida. The lease requires a minimum rental of $36,000 per year for the first year and provides for an increase of 5% on the anniversary of the lease throughout the term, including the option period. Additionally, the landlord is entitled to sales tax and its pro-rata share of all real estate taxes and common area costs. The lease was terminated by mutual agreement on February 8, 2006.

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

On November 21, 2005 the Company entered into a six month lease for an office in Puerto Rico which acts as a call center. The lease calls for a monthly rental of $1,300. The lease expired in May 2006 and the office is currently being rented on a month to month basis.

On November 11, 2005 the Company entered into a three year lease of office equipment. The lease calls for a rental of $16,026 per year.

On June 9, 2006 the Company entered into a one year lease for a residential property in Lighthouse Point, Florida commencing June 10, 2006. The lease requires an annual rental of $36,000 per year, including real estate taxes. The lease provides for the lessee to have the right to terminate the lease after seven months by giving notice and paying a termination fee equal to one months rent.

On April 7, 2006 the Company entered into a one year lease for a residential property in Fort Lauderdale, Florida commencing April 8, 2006 for two major stockholders and executives of the Company. The lease requires an annual rental of $60,000 including property taxes. Rental expenses are charged against the amount allowed in the service agreements with the two executives for housing costs (see note 5).

Rent charged to operations in the years ended June 30, 2006, 2005 and 2004 totaled $121,496, $59,195 and $49,386, respectively.

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Commitments and Contingencies (continued)

The following is a schedule of approximate minimum future rentals on the non-cancelable operating leases:

Year ending June 30,
	2007	288,270
	2008	237,950
	2009	235,337
	2010	238,466
	2011	247,358
	Thereafter	1,324,723

		$2,572,104

Note 9. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable. The approximate mix of receivables from patients and third-party payers was as follows:

	June 30,	June 30,
	2006	2005
Medicare	1,616,756	22,114
Other	2,111,703	41,068
	3,728,459	63,182
Less allowance for doubtful accounts	(1,424,276)	(21,535)

	$2,304,183	$41,647

Note 10. Stockholders' Equity

Common stock has no preemptive or other subscription rights, and there is no conversion or redemptive rights associated with the common stock. Stockholders' have one vote per share on all matters and in the event of liquidation of the Company, will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred shareholders.

Preferred stock has priority interests to all other stock as regards to dividend rights, redemption rights, conversion, rights, voting rights and rights on dissolution and winding up of the affairs of the Company.
The holder of any share of preferred stock shall have the right, at their option at any time, to convert any such shares, plus any accrued dividends, into such number of fully paid shares of common stock. After conversion the Company will issue to the holder of each preferred share, one share of common stock for each preferred share converted. Dividends on the series B and C preferred stock shall accrue from the date of original issuance, on a cumulative basis, at the rate of 12% and 6%, respectively, payable in each calendar year only if determined and declared by the Board of Directors. At June 30, 2005 stockholders, notes, loans and accrued liabilities totaling $711,968 were converted into series C preferred stock on a one for one basis (see note 5).

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Stockholders' Equity (continued)

The following schedule summarizes the conversion into series C preferred stock:

Note payable	$224,515
Loan payable	24,827
Accrued consulting fees	462,626

$711,968

During the year ended June 30, 2006 a total of 426,653 shares of preferred B stock was converted into 490,312 shares of common stock, with interest of $63,653 being expensed. During the years ended June 30, 2006 and
2005 no dividend was declared on the preferred C stock.

During the years ended June 30, 2006 and 2005 the Company issued -0- and 954,000 founders shares, respectively at the par value of $.0001 per share. These shares were authorized at the time of the formation of the Company. These shares were issued as partial payment for the preparation of a business plan for the
Company. This accounting treatment was adopted because the Company was in the development stage and had incurred significant losses at the time the shares were issued. Par value was deemed to be the fair value of the stock at the time of issue.

At June 30, 2006 the Company had outstanding 1,000,000 series A convertible preferred units which consisted of A, B and C warrants with the right to common stock, at prices of $3.50, $5.50, and
$7.50, respectively, per share. Warrant exercise provisions are that for each two warrants exercised the holder shall receive three shares of tradable common stock. The A, B and C warrants expired on April 14,
2005, August 16, 2005, and November 15, 2005, respectively. The A convertible preferred units expired on March 14, 2006 but remain available for conversion to restricted common stock on a one for one basis.
During the year ended June 30, 2006 a total of 200,697 units were converted to common stock. The bankruptcy court set aside 300,000 additional units for employees which are outstanding but not yet issued. The A, B and C warrants which attach to these units, at prices of $3.50, $5.50 and $7.50 will be exercisable and due to expire on April 15, 2007, August 15, 2007 and November 15, 2007, respectively.

On October 1, 2005 the Company entered into a "Private Placement Common Stock Offering". The terms of the offer allow the Company to raise a maximum of $1,575,000 by issuing 900,000 shares of common stock at the price of $1.75 per share. The offer was over-subscribed with a total of $2,295,310 being received and 1,311,471 shares issued. Under the terms of the agreement the Company paid finders fees totaling $229,531 and expensed the fair market value totaling $285,298 of 54,865 bonus shares issued.

During February, 2006 the Company entered into a "Private Placement Common Stock Offering" with
$3,391,806 being received and 877,841 shares of common stock issued at the price of $3.87 per share.
Under the terms of the agreement the Company paid finders fees totaling $392,362 and expensed the fair market value totaling $504,934 of 78,896 bonus shares issued.

During the year ended June 30, 2006 the Company issued 2,261,331 shares of restricted common stock to third parties for services rendered and expensed the fair market value totaling $5,341,869 at prices ranging from $5.95 to $1.90 per share.

During the year ended June 30, 2006 the Company issued 1,513,450 shares of restricted common stock to major shareholders for services rendered and expensed the fair market value totaling $7,113,214 at $4.70 per share.

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Stockholders' Equity (continued)

During the year ended June 30, 2006 the Company issued 205,240 shares of restricted common stock to employees for services rendered and expensed the fair market value totaling $992,716 at prices ranging from $5.95 to $4.70 per share.

During the year ended June 30, 2006 the holders of "Warrant Shares" purchased 440,344 shares of unrestricted Common Shares. The company expensed the fair value of these shares totaling $2,131,265 at $4.84 per share (see note 7).

During the year ended June 30, 2006 the Company issued 2,500,000 shares of Class A common stock to three major shareholders. Each share entitles the holder to ten (10) votes for each share held
On June 30, 2006 by a vote of the board of directors this class of shares were retired (see note 5).

Note 11. Provision for Income Taxes

The approximate provision for federal income taxes as of June 30, 2006, 2005 and 2004 consists of the following:

	2006	2005	2004
Current (benefit)	$(9,942,000)	$(939,000)	$(301,000)
Valuation allowance	9,942,000	939,000	301,000

	$-	$-	$-

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant approximate components on the net deferred taxes, at June 30, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Deferred tax assets:
Net operating loss carry forward	$(11,127,000)	$(1,327,000)	$(401,000)
Valuation allowance	11,127,000	1,327,000	401,000

Total net deferred tax assets	$-	$-	$-

	2006	2005	2004
Deferred tax assets:
Federal net operating loss carryforward	$9,543,000	$951,000	$621,000
State net operating loss carryforward	1,577,000	227,000	97,000
Depreciation	7,000	-	-
Total deferred tax assets	11,127,000	1,178,000	718,000

Deferred tax liability:
Depreciation	-	(2,000)	(8,000)
Total deferred tax liability	-	(2,000)	(8,000)

Net deferred tax assets before valuation allowance	11,127,000	1,176,000	710,000
Valuation allowance	(11,127,000)	(1,176,000)	(710,000)

Net deferred tax assets	$-	$-	$-

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Provision for Income Taxes (continued)

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of evidence that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $11,127,000 at June 30, 2006 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance during the year ended June 30,
2006 was $9,951,000.

The Company has incurred net operating losses since inception. At June 30, 2006 the Company had a net operating loss carry forward amounting to approximately $27.2 million for U.S. tax purposes which begin expiring in the year 2023.

The federal statutory tax rate reconciled to the effective tax rate during the years ended
June 30, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
State tax rate, net of federal benefits	5.5%	5.5%	5.5%
Change in valuation allowance	-40.5%	-40.5%	-40.5%

	0.0%	0.0%	0.0%

Note 12. Advertising

The Company expenses advertising costs as incurred. During the years ended June 30, 2006, 2005, and 2004, the amount expensed totaled $4,387,648, $152,657 and $107,339 respectively.

Note 13. Major Customers

Sales to patients covered by Medicare amounted to approximately 70% of total sales for the year ended
June 30, 2006. The loss of Medicare reimbursements could have a material adverse impact on the Company's operations.

Note 14. Litigation

On or about August 2006, Diagnostic Devices, Inc. (a supplier of medical products) filed a complaint against the Company and its directors. The Company has currently recorded a payable for $56,962. The plaintiff has claimed a total of approximately $180,000 for breach of contract, including approximately $35,000 in legal fees and has additionally asked the court to award treble damages. The case is currently in settlement discussion.
Management is of the opinion that the outcome of this case will not have a material impact.

On or about June 8, 2006, Datascension, Inc. filed a statement of claim against the Company before the American
Arbitration Association in Miami-Dade, Florida. The claim alleges breach of written contract, account stated, open book account, unjust enrichment and quantum meruit seeking damages in the amount of $212,061 for alleged unpaid services in connection with compiling marketing data, consisting primarily of telephone interviews of consumers.
The Company has denied Datascension, Inc's. claims and is vigorously defending the action. The Company has filed a Counterclaim against Datascension, Inc. in excess of two million dollars for breach of contract, fraud and negligence alleging due to Datascension, Inc's. failure to provide the required services and damages as a result of said failure. This action is in the early stages and the Company is unable to opine about the likelihood of the outcome.

On or about May 2006, EKN Financial Services filed a complaint against the Company before the American
Arbitration Association in New York claiming breach of an agreement to act as a private placement agent for the
Company during a given time frame. The plaintiff is claiming the amount owed pursuant to the agreement is
$300,000. The Company is vigorously defending this action and believes that the plaintiff has committed fraud by misrepresenting the date at which the agreement was to commence. The outcome of this case cannot be predicted at this time.

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Litigation (continued)

The Company may be involved in litigation alleging breach of contract and other matters in connection with a former in-house counsel of the Company for approximately six (6) weeks. The former in-house counsel sent a written demand letter claiming 100,000 shares of the Company's common stock and $16,000 in unpaid compensation. The Company has denied the claim and has sent a demand letter for the immediate return of the
Company's property and is filing an action with the Florida Bar alleging ethical violations including failure to honor attorney-client privilege. Following which the Company may take civil action for replevin and unjust enrichment.

Note 15. Fair Value of Financial Instruments

The Company's financial instruments are accounts receivable, accounts payable, accrued expenses, and notes payable. The recorded values of accounts receivable, accounts payable, and accrued expenses approximate their fair values based on their short-term nature. The fair value of notes payable is based on current rates at which the
Company could borrow funds with similar remaining maturities, and the carrying amount approximates fair value.

Note 16. Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company had a net operating loss of $24.6 million for the year ended June 30, 2006 and an accumulated deficit of $28.9 million. The
Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. The Company plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The Company has accepted a non-binding loan proposal with a private investment fund, for a facility totaling $7.0 million, of which $5.0 million will be available at closing and the balance of $2.0 million on January 1, 2007. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern
The financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 17. Restatement of Financial Statements

The Company has reclassified various operating costs. During the years ended June 30, 2005, and 2004 officers salaries, consulting fees and benefits have been separately disclosed. These amounts had previously been included within selling and administrative expense.

The Company has adopted the provisions of SFAS No. 123R to compute an estimated fair value for stock warrants issued using the "Black Scholes" module during the year ended June 30, 2006.

The Company has adopted the provisions of SFAS No. 123R to compute an estimated fair value for stock options granted to two major stockholders and executives during the years ended June 30, 2005 and 2004.

		Adjustment
	As filed	to restate	Restated
Balance sheet data as at June 30, 2005
Derivative financial instruments	-	943,104	943,104
Additional paid-in capital	2,335,405	200,100	2,535,505
Accumulated deficit	(3,194,887)	(1,143,204)	(4,338,091)

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Restatement of Financial Statements (continued)

		Adjustment
	As filed	to restate	Restated
Statement of operations for the year
ended June 30, 2004
Officers salaries and consulting fees - related parties	$-	$268,269	$268,269
Officers benefits - related parties	-	96,100	96,100
Selling and administrative	972,754	(364,269)	608,485
Net loss	(1,170,493)	(100)	(1,170,593)

Statement of operations for the year
ended June 30, 2005
Officers salaries and consulting fees - related parties	$-	$323,500	$323,500
Officers benefits - related parties		296,000	296,000
Selling and administrative	1,285,125	(419,500)	865,625
Interest and financing costs	86,296	943,104	1,029,400
Net loss	(1,419,507)	(1,143,104)	(2,562,611)
Basic loss per share	(0.20)	(0.16)	(0.36)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to MEDirect is accumulated and communicated to MEDirect’s chief executive officer and chief financial officer by others within the entity, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by MEDirect in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting: The management of MEDirect is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of MEDirect’s principal executive and principal financial officers and effected by MEDirect's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of MEDirect;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of MEDirect are being made only in accordance with authorizations of management and directors of MEDirect; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of MEDirect’s assets that could have a material impact on the financial statements.

MEDirect’s internal control over financial reporting was designed to provide reasonable assurance to its management and Board of Directors regarding the preparation and fair presentation of published financial statements. Internal control over financial reporting, no matter how well designed, has inherent limitations which may not prevent or detect misstatements. Therefore, even those internal controls over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

MEDirect’s management assessed the effectiveness of MEDirect’s internal control over financial reporting as of June 30, 2006. Based on their assessment, MEDirect’s management determined that, as of June 30, 2006, MEDirect’s internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

No change in MEDirect’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, MEDirect’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position
Debra L. Towsley	53	President and Director
Raymond J. Talarico	45	Executive Vice-President and Chairman of the Board of Directors
Charles W. Hansen, III	55	Chief Operating Officer and Director

Debra L. Towsley currently serves as President and Director of MEDirect Latino, Inc. and is a founding member since the Company’s inception in 2001. For the previous five years, Ms. Towsley has been responsible for participating in and managing the Company’s research, business plan creation, financial plan, budgeting, forecasting, marketing plan, fund raising, shareholder services, human resources, contract negotiations, business support services, vendors, office set up, strategic business alliances, media relations and overall corporate and administrative management. Prior to founding MEDirect Latino Inc. in 2001, Ms. Towsley was Vice-President of Business Development for Sci-Fi MegaPlex, Inc. from 1998 to 2000. From 1998 to 1999, she was Director of Strategic Alliance Marketing for Universal Studios, in Orlando overseeing the marketing plan for the grand opening of Islands of Adventure and City Walk projects, a $1.5 billion dollars theme park expansion. From 1994 to 1998, Ms. Towsley was Executive Director of Development for Cox Radio Group and was responsible for producing non-traditional revenue streams through interactive marketing projects and strategic alliances. In 1993 and 1994, Ms. Towsley held the position of Director of Marketing for Blockbuster Video in the State of Florida overseeing the marketing for the opening of 74 stores in an 18 month period.

Raymond J. Talarico currently serves as Executive Vice-President and Chairman. He is a founding member of the Company since inception in 2001. Mr. Talarico served as interim CEO for the Company previous to 2006 and has been responsible for business plan authorship, financial forecasting, budgeting, shareholder relations, fund raising, contract negotiations, business development, research and overall corporate and administrative guidance. Prior to MEDirect Latino, Mr. Talarico was Chairman of the Fort Lauderdale, Florida based Sci-Fi MegaPlex, Inc. from 1998 to 2000, a Company founded around the genre of science fact, fiction and fantasy. Sci-Fi’s national expansion began with the opening of retail stores in major markets such as Orlando and Atlanta and was in construction development in Puerto Rico’s Plaza Las Americas and seven other major markets. Mr. Talarico resigned as Chairman of Sci-Fi MegaPlex in September 2000. In the matter of Softnet, Inc. and Sci-Fi Megaplex, the State of Wisconsin issued an order whereby Mr. Talarico was prohibited from selling securities to residents of Wisconsin until such securities were either registered or sold pursuant to applicable exemptions. In May 2004, a response and request for hearing was filed with Wisconsin representing that Mr. Talarico had resigned as an officer and director of Softnet prior to the date of sale in Wisconsin and did not have knowledge of or participate with the sale of securities (notes). Wisconsin indicated that there could be no hearing since the request for hearing was not filed within 30 days of the issuance of the order. Mr. Talarico did not receive the order within the 30 day period and was unable to request a hearing to present information demonstrating his lack of involvement. Therefore, the orders were final.

Charles W. Hansen III currently serves as Chief Operating Officer and Director of MEDirect Latino and joined the Company in 2002. Mr. Hansen’s responsibilities include market research, creation of marketing plans, media relations, administrative oversight, human resource development, shareholder relations, public relations, contract negotiations, vendor relations and new business development. In 2000 and 2001, Mr. Hansen served as president and chief operating officer of eComeCom.com, a public company designed to assist small to medium companies capitalize on strategic and competitive advantages in the industry. He also assisted companies in the process of becoming publicly traded, advising on corporate structuring, methods of debt and equity financing and locating strategic partners. Previously, Mr. Hansen served as Vice President, NBC Group Station Sales in New York, General Sales Manager for WPTV TV (NBC) West Palm Beach and Sales Manager for PAX TV as part of the networks

The directors hold office until the next annual meeting of the shareholders and until their successor(s) have been duly elected or qualified.

Resignation of Directors

On October 18, 2006, the Company accepted the resignations of Tomas Erban, Tomas Johansen and Julio Pita. A report on Form 8-K was filed on October 18, 2006, in connection with the resignations and is incorporated by reference herein.

The basis of this disagreement was with Ms. Towsley and Mr. Talarico with respect to the management of the Company. A letter from legal counsel of the resigned directors referenced outstanding concerns, the most significant of which, were concerns of possible misstatements of the Company’s financials. The Company’s auditor confirmed to the directors of the Company that the audit of the Company’s financial statements revealed no irregularities in accounting methods, controls or procedures. Although this was brought to the attention of the directors, the resigning directors elected to tender their resignations and declined to reconsider stating more accurately, the basis of their respective resignations. The remaining directors urged the resigning directors to reconsider their positions following the telephone conference prior to the 8-K filing and to consider material information confirmed by the Company’s peer review auditors that no irregularities existed. Considering the refusal of the resigned directors to restate the basis of their resignations more accurately, the Company timely filed the Report on Form 8-K to meet its reporting obligations.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors, executive officers, and persons who own more than 10% percent of a registered class of the Company’s equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

Code of Ethics

The Company has adopted a code of ethics for all of the employees, directors and officers which is attached to this Annual Report as Exhibit 14.1.

Item 11. Executive Compensation

The following table sets forth information relating to the compensation awarded to, earned by or paid to our executive officers whose individual compensation exceeded $100,000 during fiscal 2006, 2005 and 2004 for services rendered to us.

	Annual Compensation
				Other Annual
	Fiscal			Compensation	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	($)	Compensation

Debra L. Towsley, President	2006	53,654	—	48,000	2,535,003
	2005	5,192	—	48,000	154,808
	2004	32,308	—	48,000	87,692
Raymond J. Talarico, EVP & Chairman	2006	49,039	—	48,000	2,539,618
	2005	0	—	48,000	160,000
	2004	0	—	48,000	120,000
Charles Hansen III. COO	2006	49,039	—	0	1,645,000
	2005	577	—	0	-0-
	2004	28,269	—	0	-0-

We may hire additional executive employees and/or change the compensation paid to and benefits received by our current executive employees, as our Board of Directors deems advisable or necessary. We plan to reimburse our executive employees for all travel expenses incurred in connection with the business of the Company. To date, the Company’s Board of Directors has not adopted any retirement, pension, profit sharing or other similar programs for our executive employees.

Options granted in the last fiscal year

The following table sets forth information relating to the options awarded to, earned by or paid to the executive officers set forth below per the compensation agreements in place during fiscal 2006, 2005 and 2004 for services rendered.

	Fiscal
Name and Principal Position	Year	Number Options	Exercise Price

Debra L. Towsley, President	2006	500,000.001
	2005	500,000.001
	2004	500,000.001
Raymond J. Talarico, EVP& Co-Chairman	2006	500,000.001
	2005	500,000.001
	2004	500,000.001

Fiscal year-end option values

During the fiscal year ending June 30, 2006, no executive officer or director exercised any options to purchase shares of common stock.

Directors Remuneration

As of June 30, 2006, directors were not paid a fee for serving on the board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of June 30, 2006, information with respect to (a) each person, (including “group”) as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, whose known to the Company to be a beneficial owner of more than 5% of outstanding common stock of the Company, and (b) the number or percentage of the Company’s common stock owned by (a) each of the directors and the executive officers named in the Summary Compensation Table above, and (b) all of the directors and executive officers of the Company as a group. The Company believes that unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned. The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of the date of this Report by (i) each person known to the Company of having beneficial ownership of more than 5% of the Company’s common stock (ii) existing shareholders, (iii) and all others as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Number of Shares	Percent of Class

Common	Debra L. Towsley 2101 W Atlantic Blvd., Ste 101, Pompano Beach, FL 33069	3,060,020 (2)	18.06%
Common	Raymond J. Talarico 2101 W Atlantic Blvd., Ste 101, Pompano Beach, FL 33069	3,060,020 (2)	18.06%
Common	Charles W. Hansen, III 2101 W Atlantic Blvd., Ste 101, Pompano Beach, FL 33069	1,127,021	6.65%
Common	TBeck Capital Inc. 5950 SW 135th Terrace, Miami Florida 33156	1,800,000 (3)	10.62%
	All officers and directors as a group (6 persons)	7,247,061	42.76%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote or to direct the voting of a security or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of a security)

(2)	Includes shares of common stock received on the conversion of Preferred C shares which were issued as a result of accrued compensation to be received under the Service Agreements referred to herein.
(3)	TBeck Capital is owned and controlled by Ronald G. Williams and Tracie Williams.

Item 13. Certain Relationships and Related Transactions

At June 30, 2005 the Company had a convertible note payable to a shareholder totaling $224,515 including accrued interest of $41,515 which was converted, on a dollar for dollar basis, into preferred C stock at June 30, 2005 (see note 10). The note was for obligations relating to the preparation of a business plan during the year ended June 30, 2003, with interest at 12.5% per annum, repayable in 48 monthly installments of $4,864. The note was collateralized by all property plant and equipment. The note was convertible into any outstanding series of common or preferred stock at any time the note was outstanding, at a par value of $0.10 per share and has priority interest to all other issued debt. During the years ended June 30, 2006 and 2005, the Company had incurred interest on the note totaling $-0- and $6,066, respectively.

The Company had loans payable to a shareholder totaling $24,827 relating to monies advanced during the year ended June 30, 2004. The loan was interest free, repayable on demand and was converted to preferred C stock at June 30, 2005.

Consulting and legal services were provided to the Company by two shareholders. During the years ended June 30, 2006 and 2005 payments totaled $-0- and $39,245, respectively.

An organization which is owned by a major stockholder provided consulting services to the Company during the years ended June 30, 2006 and 2005 totaling $-0- and $60,360, respectively.

In December 2002, the Company entered into a service agreement with a major shareholder for the provision of consulting services to the Company. The terms of the agreement provide for aggregate payments of $60,000 per annum until such time as the Company enters into operations, $120,000 for the first year of operations, with annual increases thereafter of $40,000 or 3% of gross sales, whichever is greater. The agreement also provided for the payment of various expenses, including housing expenses of $4,000 per month, health insurance, and life insurance in the amount of $5 million. As additional compensation the shareholder is allocated each year 500,000 shares of stock in the form of stock options, at par value. (see note 6). Should the Company undertake any Stock Option Plan without the approval of the shareholder it will be deemed in default of the agreement and make a one time payment of $25 million and 5 million shares. The agreement lasts for a period of ten years, with the said term extendable at the discretion of the shareholder, and provides for 52 weekly payments each year. The service agreement was terminated on June 30, 2006.

In December 2002, the Company entered into a service agreement with another major shareholder for the provision of consulting services to the Company. The terms of the agreement provide for aggregate payments of $60,000 per annum until such time as the Company enters into operations, $120,000 for the first year of operations, with annual increases thereafter of $40,000 or 3% of gross sales, whichever is greater. The agreement also provided for the payment of various expenses, including housing expenses of $4,000 per month, health insurance, and life insurance in the amount of $5 million. As additional compensation the shareholder is allocated each year 500,000 shares of stock in the form of stock options, at par value (see note 6). Should the Company undertake any Stock Option Plan without the approval of the shareholder it will be deemed in default of the agreement and make a one time payment of $25 million and 5 million shares. The agreement lasts for a period of ten years, with the said term extendable at the discretion of the shareholder, and provides for 52 weekly payments each year. The service agreement was terminated on June 30, 2006.

Accrued consulting fees totaled $117,900 and $-0- at June 30, 2006 and 2005, respectively, after deducting payments totaling $337,241 and $331,598, respectively. At June 30, 2005 accrued consulting fees totaling $462,626 were converted to preferred C stock.

An assessment was carried out by a construction company owned by a close relative of the Company president into the suitability of enlarged facilities to house the Company's operations. At June 30, 2006 a total of $43,590 had been capitalized to leasehold improvements.

On November 9, 2005 the Company entered into a consulting agreement with a shareholder to provide assistance in all due diligence requirements in connection with a private placement funding by a major financial institution and to further acts as liaison with the Company's legal counsel. The terms of the agreement calls for a payment of $15,000. During the year ended June 30, 2006 a total of $15,000 was expensed.

During the year ended June 30, 2006 the Company issued to three major shareholders 1,513,450 shares of restricted common stock for services rendered.

Item 14. Principal Accounting Fees and Services

The following table presents aggregate fees for professional services rendered by our principal accounting firm, Berkovits, Lago & Company for the audit of our annual consolidated financial statements for the years ended June 30, 2004, June 30, 2005 and June 30, 2006.

	For the Year Ended
	June 30,	June 30,	June 30,
	2004	2005	2006

Audit fees (1)	$11,440	$40,250	$38,900
Other Audit-related fees (2)	-0-	-0-	-0-
Tax fees (3)	-0-	5,560-	0
All other fees	-0-	-0-	-0-

Total fees	$11,440-	$45,810	$38,900

(1)	Audit fees are comprised of annual audit fees, quarterly review fees, comfort letter fees, consent fees, fees associated with the review of prospectuses and consultation fees on accounting issues.
(2)	Other audit-related fees for fiscal year 2004, 2005 and 2006.
(3)	Tax fees are comprised of tax compliance and consultation fees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

1. The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2005 and June 30, 2006.

    Consolidated Statements of Operations for the Years Ended June 30, 2004, 2005 and 2006.

    Consolidated Statements of Shareholders” Deficit, for the Years Ended June 30, 2004, 2005 and 2006

    Consolidated Statements of Cash Flows for the Years Ended June 30, 2004, 2005, and 2006.

    Notes to Consolidated Financial Statements

2. Schedules to Financial Statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K

3. See Index to Exhibits on page___ of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDirect Latino, Inc.

Date:	By:	/s/ Debra L. Towsley
Debra L. Towsley
President/CEO and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	By:	/s/ Debra L. Towsley
Debra L. Towsley
President/CEO and Director (Principal Financial and Accounting Officer)

Date:	By:	/s/ Raymond J. Talarico
Raymond J. Talarico
Executive Vice President Chairman of the Board of Directors

Date:	By:	/s/ Charles W. Hansen, III
Charles W. Hansen, III
Chief Operating Officer, Director

EXHIBIT	DESCRIPTION
3	3.1 Articles of Incorporation of Interaxx Digital Tools, Inc. dated December 30, 2002 (1)
3.2 Articles of Amendment of Interaxx Digital Tools, Inc. amending name to Latino RX Direct, Inc., dated November 3, 2004 (1)
3.3 Amended and Restated Articles of Latino RX Direct amending name to MEDirect Latino, Inc., dated February 10, 2005 (1)
3.4 Articles of Amendment of MEDirect Latino, Inc. dated February 3, 2006 (1)
3.5 Articles of Amendment of MEDirect Latino, Inc. dated October 10, 2006
3.6 Bylaws (1)
10	10.1 Service Agreement (Consulting) between MEDirect Latino and Debra L. Towsley, dated December 2, 2002 (2)
10.2 Service Agreement (Consulting) between MEDirect Latino and Raymond J. Talarico, dated December 2, 2002 (2)
10.3 Office/Warehouse Lease Agreement dated February 8, 2006
14	Code of Ethics
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 905of the Sarbanes-Oxley Act of 2002

1. Incorporated by reference to our Registration Statement on Form 10 filed February 17, 2006, file # 0-51795
2. Incorporated by reference to our Registration Statement on Form 10 filed March 24, 2006.