Form 10-Q
period 2006-09-30
MEDIRECT LATINO INC
filed 2006-11-24
CIK 1203018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: September 30, 2006

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

Registrant's telephone number, including area code: 954-321-3540

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                    Accelerated filer [ ]                       Non-accelerated filer [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 20, 2006, there were 17,077,129 shares of our common stock outstanding.

INDEX

PART 1. FINANCIAL INFORMATION

MEDIRECT LATINO, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30	June 30
	2006	2006
	(Unaudited)
Current assets:
Cash	$589	$77,681
Accounts receivable, net of allowance for doubtful accounts of $1,490,937 and $1,424,276
as of September 30, 2006 and June 30, 2006, respectively	2,089,798	2,304,183
Inventories	13,840	84,006
Prepaid expenses and other current assets	53,989	42,557

Total current assets	2,158,216	2,508,427

Property, plant and equipment, net	464,734	401,908

Other assets:
Deposits and other assets	28,708	28,708

Total assets	$2,651,658	$2,939,043

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable trade	2,234,367	1,974,080
Accrued expenses payable - related parties	106,996	117,900
Accrued expenses payable	115,698	148,323
Notes payable	1,110,000	1,015,000

Total current liabilities	3,567,061	3,255,303

Stockholders' deficit:
Series A convertible preferred units, no par value, 668,108 and 1,000,000 units authorized,
issued and outstanding at September 30, 2006 and June 30, 2006, respectively	-	-
746,133 shares preferred C issued and outstanding at September 30, 2006 and
June 30, 2006, respectively	75	75
Common stock - $.0001 par value, 50,000,000 shares authorized, 17,365,283 and 16,951,739
shares issued and outstanding at September 30, 2006 and June 30, 2006, respectively	1,736	1,695
Additional paid-in capital (this includes amounts totaling $4,800,100 for stock options)	28,857,730	28,604,649
Accumulated deficit	(29,774,944)	(28,922,679)

Total stockh olders' deficit	(915,403)	(316,260)

Total liabilities and stockholders' deficit	$2,651,658	$2,939,043

MEDIRECT LATINO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

Sales - gross	$1,628,629	$534,263
Contractual adjustment	(438,432)	(110,019)
Sales - net	1,190,197	424,244

Cost of goods sold	407,813	132,252

Gross profit	782,384	291,992

Operating expenses:
Advertising and promotion	-	238,570
Officers salaries and consulting fees - related parties	80,000	100,000
Officers benefits - related parties	-	24,000
Selling and administrative	1,240,806	342,650
Depreciation and amortization	41,174	13,587
Bad debt expense	241,214	53,847
Interest and financing cost	31,455	570,693

Total operating expenses	1,634,649	1,343,347

Net loss	$(852,265)	$(1,051,355)

(Loss) per common share:
Basic	$(0.05)	$(0.11)

Weighted average common and common equivalent
shares outstanding:
Basic	17,089,587	9,669,298

MEDIRECT LATINO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

Cash flows from operating activities:
Net loss	$(852,265)	$(1,051,355)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	41,174	13,587
Interest and financing cost	-	549,662
Bad debt expense	241,214	53,847
Stock issued for services	253,121	82,633
Change in assets and liabilities
Decrease (Increase) in
Accounts receivable	(26,829)	(296,828)
Inventories	70,166	1,079
Prepaid expenses and other current assets	(11,432)	633
(Decrease) Increase in
Accounts payable	260,288	68,123
Accrued expenses - related parties	(10,904)	-
Accrued expenses	(32,625)	112,991

Net cash used in operating activities	(68,092)	(465,628)

Cash flows from investing activities:
Purchases of property, plant and equipment	(104,000)	(19,313)

Net cash used in investing activities	(104,000)	(19,313)

Cash flows from financing activities:
Proceeds from short-term debt	95,000	-
Repayment of short-term debt	-	(17,075)
Proceeds from long-term debt	-	537,000

Net cash provided by financing activities	95,000	519,925

Net increase (decrease) in cash	(77,092)	34,984

Cash at beginning of period	77,681	202

Cash at end of period	$589	$35,186

Supplementary disclosure of cash flow information:
Non-cash investing and financing activities:
Financing cost attributable to recording fair value of stock warrants	$-	$549,662
Stock issued for services	$253,121	$82,633

Interest paid	$-	$-

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended June 30, 2006. The accompanying consolidated financial statements for the three months ended September 30, 2006 are unaudited, and in the opinion of management include all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial position, result of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year period therefore, the results of operations for the three months ended September 30, 2006 are not necessarily indicative of operating results to be expected for the full year or future interim periods.

Significant accounting policies are detailed in the Company's annual report on form 10-K for the year ended June 30, 2006. Certain reclassifications have been made to the September 30, 2005 financial statements to conform to the September, 30 2006 presentation.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary "Hispanic Research and Marketing, Inc". Intercompany transactions and balances have been eliminated in consolidation.

The Company operates in only one business segment.

Note 2. Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company had a net operating loss of approximately $852,000 for the three months ended September 30, 2006 and an accumulated deficit of approximately $29.8 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. The Company plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time.

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

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Accounts Receivable, Net

At September 30, 2006 and June 30, 2006 the Company was due $2,089,798 and $2,304,183, respectively, from customers, which is net of an allowance for doubtful accounts of $1,490,937 and $1,424,276, respectively. The customer base is Medicare Eligible Part B beneficiaries, and includes Secondary Insurance providers who provide
Medicare Part B benefits to the Company's customers. Billings typically involve the submission of claims to multiple providers whose payments of claims may be contingent upon payment or denial by another payor. It could take up to 18 months from the initial billing date to collect payment. In accordance with applicable regulatory requirements, we make all reasonable and appropriate efforts to collect our accounts receivable including deductibles and co-payments. Our policy states that after payment of the primary insurance then the secondary insurance is billed and upon payment from the secondary insurance the difference is written off. If the secondary insurance does not pay, the patient is billed for the unpaid balance. We then generate statements on a monthly basis and attempt to collect per the applicable regulatory requirements.

The following schedule summarizes the allowance for doubtful accounts:

	Additions
	Balance	Charged to
	Beginning	Costs and		Balance End
	of Period	Expenses	Deductions	of Period
June 30, 2006	$21,535	$1,744,346	$341,605	$1,424,276
September 30, 2006	$1,424,276	$610,728	$544,067	$1,490,937

Note 4. Notes Payable

During January, 2006 to September, 2006 the Company became obligated to certain private investors under promissory notes totaling $1,110,000 unsecured and bearing interest at 10% per annum. The notes mature at the time of any receipt of private funding in excess of $1.5 million, or during January and May, 2007. Accrued interest with respect of these notes totaled $51,872 at September 30, 2006.

Note 5. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable. The approximate mix of receivables from patients and third-party payers was as follows:

	September 30,	June 30,
	2006	2006
	(Unaudited)
Medicare	1,392,703	1,616,756
Other	2,188,032	2,111,703
	3,580,735	3,728,459
Less allowance for doubtful accounts	(1,490,937)	(1,424,276)

	$2,089,798	$2,304,183

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Stockholders' Equity

During the three months ended September 30, 2006 the Company issued 81,652 shares to Tomas Johansen a former director of the Company for services rendered and expensed the fair market value totaling $253,121 at $3.10 per share.

During the three months ended September 30, 2006 holders of A convertible preferred units converted 331,892 units to restricted common stock on a one for one basis at the nominal value of $.0001 per share.

Note 7. Litigation

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

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our financial statements and related notes thereto included elsewhere in this quarterly statement. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this registration statement should be read as applying to all related forward-looking statements wherever they appear in this registration statement. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include those discussed in “Risk Factors,” “Business” and “Forward-Looking Statements.”

Our Business

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

We market our diabetes products directly to consumers primarily through targeted media and direct-response television advertising. Our customer service representatives are specifically trained to communicate with Medicare-eligible Hispanic customers suffering from diabetes, helping them to follow their doctors’ orders and manage their chronic disease. Our operating platforms enable us to efficiently collect and process required documents from physicians and customers and bill and collect amounts due from Medicare, other government agencies, third party payers as well as from customers. We believe that our proactive approach to diabetes management helps reduce the long-term complications and cost of the disease.

Plan of Operation

Our plan of operation for the next 12 months will be the continued operation as a federally licensed, direct-to-consumer, Participating Provider of Medicare, Part B Benefits primarily focused on supplying diabetic testing supplies to the Hispanic Medicare eligible community. The Company serves customers domestically and in Puerto Rico. We distribute diabetic diagnostic testing supplies and `quality of life' enhancing products (i.e. heating pads, seat lifts and walking assistance devices) which address the healthcare needs of our customers who also have circulatory and mobility related afflictions resulting from diabetes.

Through our advertising efforts and provider relations strategy we provide diabetes testing supplies and related products to customers suffering from diabetes. As of June 30, 2006 we served approximately 26,700 active diabetes customers on continuing bases, 38,400 totals, and fulfilled 41,432 orders through our fulfillment center.

We have estimated the current Hispanic market for our products is approximately $748 million in the continental United States. We believe this estimate to be understated as research shows only 1.4 million of the over 4.1 million eligible Hispanics that are either disabled or over 65 and eligible to receive Medicare benefits are actually enrolled and collecting benefits. Management believes the key factor for the failure of those eligible to collect benefits that do not is primarily due to the cultural and language barriers they face. Due to the incidence of diabetes within the Hispanic community there are potentially more than 1.4 million Medicare eligible Hispanics with diabetes who are collecting benefits and several million more elderly Hispanics who are eligible but not currently collecting benefits. This implies a domestic market for the Company's products in excess of $1 billion, and Puerto Rico provides additional opportunities.

How We Manage Our Operations

We utilize outsourced call centers for initial in-bound calls which are electronically handed off to our in-house Customer Care Representatives to handle customer calls, sales, verifications, billing and shipping. Customer orders are processed by our sole Florida operations facility. The Florida facility is responsible for the following duties that further enhance the customer's experience:

•	Answer the in-bound call volume:

•	Verify that the customer is qualified for services;

•	Contact the physician (process Certificate of Medical Necessity);

•	Receive the customer information & authorization to bill Medicare (Authorization of Benefits);

•	Complete the customer file according to HIPPA regulations;

•	Ship the physician ordered supplies directly to the customer's home;

•	Process the customer invoice for reimbursement (billing appropriate parties);

•	Maintain contact with the customer (to insure on-going patient education & regulatory compliance);

•	Contact the customer according to the testing regime established by their physician; and

•	Process re-orders according to customer authorization, physician orders and Medicare procedures.

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

Regulatory Mandates

Our business model takes into consideration regulatory mandates which include initial customer contact requirements. Prospective customers view our advertisement on television (Hispanic broadcast media) with information of how to contact MEDirect. Once a customer contacts us, our customer care representatives explain the benefits of our service and qualify the prospective customer, and answers their questions. Next, our in-house compliance department processes the customers' authorization and physician prescription. Once complete documentation is assembled our in-house fulfillment center is authorized to ship the products directly to the customer. It is at this introduction to the Company that the language barriers are apparent and must be overcome. We take great care to ensure the customer is educated and their needs are met. All of these factors help to solidify customer retention rates and expected long-term brand loyalty.
We maintain a website with the address www.medirectlatino.org. We are not including the information contained in our website as part of, or incorporating it by reference into this report. We will make available free of charge through our website any of our filings as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”).

Materials filed by us with the SEC are also available to the public to read and copy at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov .

In order to implement our current business model, we have completed the following:

•	Identified our target customer through extensive research, reached them and they responded;

•	Obtained the necessary licenses to service these customers;

•	Developed efficient methods to reach the target customer;

•	Prepared supply channels to support anticipated demand;

•	Prepared distribution channels to fulfill anticipated demand;

•	Established the HIPPA compliant IT infrastructure and human resources to manage anticipated demand;

•	Prepared a marketing plan and creative concept to drive demand;

•	Tested our advertising methods and infrastructure in preparation for our current national marketing initiatives;

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

Results of Operations for Period Ended September 30, 2006

Since the Company was formed on July 1, 2002, it has incurred a net loss of $29,774,944. We had a net operating loss of $24.6 million for the year ended June 30, 2006 and an accumulated deficit of $28.9 million as of June 30, 2006. The actual operating loss from operations was approximately $6.9 million or 23%. The balance of the current year loss was attributable to the valuation of stock issued, and interest and finance costs of $18.6 million or 76%. For the periods presented in this report, the Company used the ‘Black Scholes’ model to calculate stock valuations for options and warrants, in accordance with SFAS No. 123R. Operations from the Company's inception through September 30, 2006 were devoted primarily to strategic planning and launching revenue-generating opportunities based on contracts entered into by the Company.

During the three month period ended September 30, 2006, we incurred a net loss in the amount of $852,265. Selling and Administrative expenses was $1,240,806. The Company also recognized $41,174 in depreciation.

Revenues.
Revenues until April 2005 were derived solely through our direct response, television test marketing in four geographic areas, and totaled approximately $350,000. In March 2005, we substantially increased our gross revenues due to the launch of our media campaign in Puerto Rico, and our national launch on September 20, 2005, and continuing through June of 2006, media spend for fiscal 2006 was $4,252,139. Advertising spend for the fiscal Fourth Quarter (the period preceding this report) was $1,870,775 or 43% of total advertising spent during the fiscal year, which resulted in $3,980,425 in gross revenue or $3,411,910 in net adjusted sales.

During the period, the Company, as required by The Centers for Medicare and Medicaid (CMS), processed a reenrollment application (CMS Form 855S), whereby CMS recertifies Medicare Providers every three years. Simultaneously to the reenrollment application, the Company relocated to its existing facility on June 9, 2006. This relocation triggered an automatic hold of the Company’s Medicare Provider status, suspending the Company’s ability to bill and collect Medicare receivables until such time as the Company’s new facility could be inspected and recertified. This CMS re-inspection process was completed on June 28, 2006, and following recertification the Company was reactivated as a Medicare Part B Provider on July 17, 2006.

Additionally, on July 10, 2006 the Company filed with the Florida Agency for Health Care Administration (AHCA), for licensure as Home Medical Equipment Provider (HME). On August 29, 2006 the Company received its provisional HME Provider License, and was inspected by AHCA on November 8, 2006. The Company anticipates that receipt of its non-provisional HME License, prior to the expiration of its provisional license and has been approved for same. During this period described herein the Company elected to suspend the distribution of all HME related products which include; heating pads, seat lifts, canes and walkers to new and existing customers. The result of the Company’s not providing HME products during the period negatively impacted both revenue and gross margins. As of the date of this report the Company is selling and distributing HME products.

During the relocation, reenrollment and re-inspection process, the Company elected to suspend all network television advertising schedules domestically and in Puerto Rico, as it was prohibited, by regulation, from servicing new and existing customers during the suspension period. The Company’s Provider status was inactive or suspended for 26 of the 64 operational days during the period, or 41% of the period. Due to the timing of the interruptions, previously negotiated advertising schedules for the time period had to be cancelled. Work around advertising schedules during the period of active Provider status was either unavailable or unacceptable to the Company. As such, advertising budgeted for the Quarter was $1,470,000 whereas actual advertising spend for the period was $690.00.

Based on historical data from the prior periods management believes that the interruptions in its Provider status and the unavailability to secure advertising during the time of active status may have resulted in the loss of approximately $3,250,000 in gross revenues and the loss of approximately 6,000-8,000 potential new customers. During the interruption period the Company was unable to service all of its existing customers and is reviewing data to determine how many, if any, current customers were lost during the period.

As of the date of this report we are currently negotiating television advertising schedules both domestically and in Puerto Rico and anticipate that our revenues will return to prior levels as we begin our previously scheduled advertising program.

2007 Fiscal Quarterly results are as follows:

▪	First Quarter fiscal 2007 gross sales was $1,628,629 contractually adjusted to $1,190,197 up 180% over First Quarter 2006 net sales.

Gross Margins.

For the three months ended September 30, 2006, gross margins decreased to 66% due to a change in our product mix, and our ability to service new and existing customers with HME products. We expect that our gross margin for the foreseeable future will increase to our prior levels of 74% to 79% as a result of the expected increase in net revenues and more favorable terms from our suppliers, including importing additional products directly from China, which offset the Medicare reimbursement reductions for diagnostic testing supplies that went into effect January 1, 2005. No further adjustments in reimbursement rates for test strips and lancets are expected through the end of calendar year 2006.

Selling, general and administrative.

SG&A expenses include the wages and salaries of administrative and sales personnel, as well as other general overhead costs not directly related to product costs. SG&A expenses for wages and salaries were approximately $1,240,806 for the period ended September 30, 2006. These increases over the base period ended June 30, 2006, were due to the increasing of our staffing as well as other general overhead costs not directly related to product costs. As of September 30, 2006, the Company has 72 employees, which represents a 480% increase for the corresponding period in 2005.

Income from operations.

Gross sales revenue from operations during the period ended September 30, 2006 was $1,628,629 which represents a 180% increase over the same period ending September 30, 2005. We have had losses since our existence began of $29.7 million, which includes the cost of the Fair Market Value (FMV) of stock issued to consultants, employees and shareholders as well as financing costs of options issued totals approximately $19.4 million. Thus net cash operating losses since inception have totaled approximately $7.8 million. The Company believes that cash operating losses will substantially decrease in each subsequent quarter from this time forward, and does not estimate substantial stock issuances that could give rise to additional non-cash losses.

Interest and financing cost.

The Company incurred interest and financing costs for period ended September 30, 2006 was $31,455.

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

We may utilize this facility to directly distribute products to our customers located in Puerto Rico, which are currently being serviced from our 23,700 square foot office/warehouse facility in Florida.

On October 17, 2006 the Company accepted a non-binding loan proposal with Granite Creek Partners, a private investment fund, for a facility totaling $7.0 million, of which $5.0 million will be available at closing and the balance of $2.0 million on January 1, 2007.

Liquidity and Capital Resources

Liquidity

Cash flows from operating activities.

Net cash used by operating activities since inception to September 30, 2006 has been approximately a negative $7.8 million due to the significant advertising and other operating expenses that we have incurred. Significant increases in the growth of the Company have resulted in material changes in the Allowance for Doubtful Accounts, Accounts Receivable, and Accounts Payable. Due to the recertification process which impacted the ability to bill and receive Medicare reimbursement for a significant part of the Company’s fiscal 2007 first quarter, the Company had negative cash flow in the quarter of $77,092, which compared to positive cash flow of $34,984 in the year ago comparable quarter.

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

To determine if an embedded beneficial conversion feature was present in the Series C preferred stock, the Company utilized the guidance provided in EITF 98-5.  In determining a beneficial conversion feature under EITF 98-5 paragraph 5, the embedded beneficial conversion feature present in convertible securities should be valued separately at issuance.  The value should be calculated at the commitment date as the difference between the conversion price, in this case $0.95, and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible (intrinsic value).  The estimate of fair value should be used based on the best information available in the circumstances if a quoted market price is not available.  Since the Company was privately held at July 2, 2004 and there were no recent sales of common stock to unrelated parties, the discounted present value of projected earnings was used to determine the fair value of the underlying common stock.  Based on this valuation technique, the Company determined that the fair value of the common stock, at the commitment date, was $0.20 per share.  Since the conversion price of the Series C preferred stock exceeded the fair value of the common stock, it was concluded that no beneficial conversion feature existed.

On November 3, 2006 the Board of Directors approved the election of the holders of the Preferred C Shares to convert the Preferred C Shares to Common Stock on a one-for-one basis. There will be no negative impact to the Company’s financial statements for this transaction.

Capital expenditures.

Since our inception, the capital equipment purchased by us includes telecom equipment, computer equipment and business furniture and equipment. Total capital expenditures, from our inception to June 30, 2006, were approximately $554,000, of which approximately $223,000 represents leasehold improvements to the new facility. Capital expenditures for the period ended September 30, 2006 were $187,465, of which $123,459 represented additional leasehold improvements.

Capital Resources

Historically, we have relied upon common stock and preferred stock offerings, as well as subordinated loans from management and shareholders to pay our operating and media costs. All offerings were made in compliance with Regulation D and Section 4(2) of the Securities Act of 1933, as amended, where applicable.

Equity offerings or subordinated debt financings to date include:
Type of Offering	Amount of Offering	Offering Price Per Share(1)	Closing Date

Series A Preferred	$329,604	$2.50	12/2002
Debt Offering	$645,800		07/2003
Series B Preferred	$460,140	$2.30	11/2004
Common Stock	$754,456	$2.00	03/2005
Debt Offering	$537,000		09/2005
Common Stock	$2,345,310	$1.75	11/2005

(1) The Financial Statements reflect the diluted price per share. The dilution reflected in the financial statements takes into account all previously issued shares, the shares issued as part of each respective offering, and expenses incurred in the issuance of the shares.

Contractual Obligations as of September 30, 2006	Total	Payments Made Fiscal 2007	Payments Due Fiscal 2007	Payments Due 2008-2011	Thereafter

Short-term debt	$1,110,000	$-0-	$1,110,000	-0-	-0-
Lease Obligations	$2,572,104	$56,013	$232,257	$959,111	$1,324,723

Off-Balance Sheet Arrangements

As of September 30, 2006, we had no off-balance sheet arrangements.
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

Revenue Recognition.

The Company is a federally licensed Part B participating provider to Medicare. A significant portion of devices usually is paid for by third parties such as Medicare, and various health insurance carriers under statutory provisions or other arrangements in amounts that can be significantly different from, and frequently less than, the entity’s establishment rates. The Company initially verifies the eligibility of the customer and the products are then shipped and billed simultaneously. We electronically bill Medicare and the claims are electronically reimbursed. Revenue is recognized when the products are shipped to the customer and are recorded at the net realizable amounts. Medicare and third party payors establish rates that we are paid. We invoice all third party payors when the products are shipped hence revenue is recognized. The provisions for contractual adjustments and discounts are recognized on an accrual basis and deducted from gross service revenue to determine net service revenue. We record revenue at the amounts expected to be collected from government agencies, other third-party payors and customers. Our billing system generates contractual adjustments based on government and third-party fee schedules for each product shipped; as a result estimates of contractual adjustments are not required. Revenues and receivables are booked net of contractual allowances on a product-by-product bases. Revenue recognition is delayed for product shipments for which we have not yet received the required written documentation until the period in which the documentation is collected and verified. We analyze various factors in determining revenue recognition, including a review of specific transactions, current Medicare regulations and reimbursement rates, historical experience and the credit-worthiness of customers. Revenue related to Medicare reimbursements is calculated based on government-determined reimbursement prices for Medicare-covered items. Contractual adjustments, discounts, and an allowance for uncollectibles are recorded to report the receivables for health care services at net realizable value. Returns occur occasionally when the customer either refuses the shipment or when we have an incorrect address. Bad debt expense is recorded for the uncollectible receivables.

Allowance for Doubtful Accounts.

We prepare our allowance for doubtful accounts receivable based on our past experience of historical write-offs, our current customer base and our review of past due accounts. We are constantly reviewing and analyzing our collection efforts. The typical time it takes to collect from Medicare is 30 to 60 days, if each part of the process is exact. If a charge is initially rejected by Medicare it can generally take an extended period of time to investigate and resolve before payment is received It can take up to 180 days to collect from some insurance companies and as little as 30 days with others. The Company’s current accounting policy is to provide a minimum allowance equal to a percentage based on historical data. We believe this estimate, although higher than industry standards, is justified because of the Company’s youth and growth rate. Additional increases to this allowance for the period include but are not limited to the Company’s Provider status was inactive or suspended for 26 of the 64 operational days during the period, or 41% of the period. Due to the numerous minor outstanding balances from customers the Company does not find it cost effective to use the services of lawyers or collection agencies.

An analysis of the provision is as follows:

	THREE MONTHS ENDED
	9/30/2006	9/30/2005

Bad debt expense	$241,214	$53,847
Bad debt allowance	$1,490,937	$75,382
Bad debt expense as a percentage of net sales	20%	18%
Bad debt allowance as a percentage of receivables	42%	21%

The provision against receivables at September 30, 2006 increased due to the reimbursement cycle of secondary providers and include but are not limited to the Company’s suspension of Provider status, which has been resolved. The percentage provision against receivables increased due to increased amounts falling into the over 90 day receivable aging because of the reimbursement cycle of secondary providers, rebilling to Medicare and self pay receivables. Circumstances that give rise to rebillings include, if a claim submitted is denied, has errors in submission, or if the transmission was not received at Medicare. Also a rebill can occur if the claim is classified as claim not found or claim cannot be identified. Rebillings have no effect on the aging as the agings are aged from date of service and not date of billing. Rebillings are insignificant and not material at this time. There was no change in the company sales mix but larger sales resulted in an increased dollar amount of sales to secondary providers, rebilling to Medicare and self pay receivables, which required an increased allowance for doubtful accounts. Therefore, the percentage amount within the +90 day column increased which, conservatively necessitated an increase in the allowance.

Between June 30, 2004 and June 30, 2005 there was no actual write off of bad debts against the provision. The Company wrote off $544,067 for period ended September 30, 2006. The amount provided for each year/period was added to the existing provision.

Any change in estimates on the unsettled amounts from third-party payors would necessitate either an increase or decrease in the level of the overall allowance and a corresponding effect on net income. Only approximately 3% of the receivables are payable by third party payors. In view of this the Company believes that its accounting policy in this area is very conservative, and believes that in future quarters historical performance will justify in the provision being reduced as a percentage of outstanding receivables.

An aging schedule of receivables at September 30, 2006:

Current	Over 30 Days	Over 60 Days	Over 90 Days	Total
337,819	258,951	265,291	2,718,673	$3,580,734

An aging schedule of receivables at September 30, 2005:

Current	Over 30 Days	Over 60 Days	Over 90 Days	Total
256,626	14,967	5,498	82.919	360,010

The Company’s accounting system does not currently allow, nor does GAAP accounting require,  an exact breakdown between the different payor mixes. This does not reduce the Company’s ability to obtain enough information to adequately allow for possible non-payments due to the fact that statistical information available shows that 70% of the Company’s business is with Medicare and a further 27% is with insurance companies, where payment is reasonably assured. The element where non-payment is most certain is therefore extremely small.

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

Stock Based Compensation.

In accordance with SFAS No. 123R, we account for stock issued to employees, shareholders and third parties for services rendered at fair value.

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

On November 3, 2006 the Board of Directors approved the election of the holders of the Preferred C Shares to convert the Preferred C Shares to Common Stock on a one-for-one basis. There will be no negative impact to the Company’s financial statements for this transaction.

 Class A Common

On June 30, 2006 the Board of Directors accepted the consent of the Holders of the Class A Common Shares which held a 10:1 voting privilege over the Common to cancel the issuance of the shares. Holders, Ms. Debra Towsley, Mr. Raymond Talarico and Mr. Charles Hansen voted unanimously to cancel such issuance.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision, and with the participation, of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

All material pending or threatened litigation has previously been disclosed in our Report on Form 10-K for the period ended June 30, 2006. Since that date, there has been no additional material pending or threatened litigation involving the Company or its officers and directors.

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

We are an early stage company. To date, we have limited revenues and limited assets and have experienced operating losses since inception. We had a net operating loss of $354,364 for the period ended September 30, 2006 and an accumulated deficit of $28.9 million as of June 30, 2006. The actual operating loss from operations was approximately $6.0 million or 24%. The balance of the current year loss was attributable to the valuation of stock issued, and interest and finance costs of $18.6 million or 76%. For the periods presented in this report, the Company used the ‘Black Scholes’ model to calculate stock valuations for options and warrants, in accordance with SFAS No. 123R. There can be no assurance that the Company will generate significant revenues in the future or that we will be able to generate sufficient cash flow to meet expenses. Although initial operations support the profit potential of the business model, there can be no assurance results of operations or our business strategy will achieve significant revenue or profitability in the near future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth all sales of the Company's securities since inception. All sales were made pursuant to Section 4(2) or Regulation D of the Securities Act of 1933, as amended, and were sold by officers of the Company and/or an NASD registered firm.

Equity offering or subordinated debt financing to date include:

Type of Offering	Amount of Offering	Offering Price Per Share(1)	Closing Date

Series A Preferred	$329,604	$2.50	12/2002
Debt Offering	$645,800		07/2003
Series B Preferred	$460,140	$2.30	11/2004
Common Stock	$754,456	$2.00	03/2005
Debt Offering	$537,000		09/2005
Common Stock	$2,345,310	$1.75	11/2005

(1) The Financial Statements reflect the diluted price per share. The dilution reflected in the financial statements takes into account all previously issued shares, the shares issued as part of each respective offering, and expenses incurred in the issuance of the shares.

Item 3. Defaults Upon Senior Securities

During the three months ended September 30, 2006, we were not in default on any of our indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the three months ended September 30, 2006, we did not submit any matters to a vote of our security holders.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a) Index to Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) A report on Form 8-K was filed on October 18, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDirect Latino, Inc.

Date: November 22, 2006	By:	/s/ Debra L. Towsley

Principal Executive Officer