Form 10-Q/A
period 2006-03-31
MEDIRECT LATINO INC
filed 2007-01-19
CIK 1203018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment #2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 22, 2006, there were 19,373,263 shares of our common stock outstanding.

INDEX

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Combined Balance Sheet, March 31, 2006 (unaudited) and June 30, 2005

Combined Statements of Operations, for the three and nine month periods ended March 31, 2006 and 2005 (unaudited)

Combined Statement of Changes in Stockholders’ Equity (Deficit) for the nine months ended March 31, 2006 (unaudited)

Combined Statements of Cash Flows, for the nine month periods ended March 31, 2006 and 2005 (unaudited)

Notes to Combined Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

MEDIRECT LATINO, INC.
COMBINED BALANCE SHEETS

ASSETS

	March 31	June 30
	2006	2005
	Restated	Restated
	(Unaudited)
Current assets:
Cash	$316,892	$202
Accounts receivable, net of allowance for doubtful accounts of $632,628 and $ 21,535
as of March 31, 2006 and June 30, 2005, respectively	1,298,448	41,647
Inventories	27,012	8,596
Shareholder loan - current portion - related party	24,000	-
Prepaid expenses and other current assets	42,645	1,161

Total current assets	1,708,997	51,606

Property, plant and equipment, net	204,528	123,185

Other assets:
Shareholder loan - less current portion - related party	35,005	-
Deposits and other assets	32,068	11,360

	67,073	11,360

Total assets	$1,980,598	$186,151

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Cash overdraft	$-	$17,075
Accounts payable trade	460,262	89,426
Accrued expenses payable - related parties	168,451	-
Accrued expenses payable	83,389	231,008
Derivative financial instruments	-	943,104
Notes payable	350,000	707,049

Total current liabilities	1,062,102	1,987,662

Stockholders' equity (deficit):
Series A convertible preferred units, no par value, 1,200,697 units authorized, issued and
outstanding at March 31, 2006 and June 30, 2005, respectively	-	-
Class A common stock, $.0001 par value, 5,000,000 shares authorized, -0- issued
and outstanding at March 31, 2006 and June 30, 2005, respectively	-	-
Cumulative convertible preferred stock - $.0001 par value, 3,000,000 shares authorized,
-0- and 426,653 shares preferred B issued and outstanding at March 31, 2006 and
June 30, 2005, respectively	-	43
746,133 shares preferred C issued and outstanding at March 31, 2006 and June 30, 2005,
respectively	75	75
Common stock - $.0001 par value, 20,000,000 shares authorized, 16,315,328 and 9,565,339 shares
issued and outstanding at March 31, 2006 and June 30, 2005, respectively	1,632	957
Additional paid-in capital	26,819,712	2,535,505
Accumulated deficit	(25,902,923)	(4,338,091)

Total stockholders' equity (deficit)	918,496	(1,801,511)

Total liabilities and stockholders' equity (deficit)	$1,980,598	$186,151

MEDIRECT LATINO, INC.
COMBINED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
	Restated	Restated
Sales	1,887,800	50,818

Cost of goods sold	488,998	13,324

Gross profit	1,398,802	37,494

Operating expenses:
Advertising and promotion	1,559,845	15,546
Officers salaries and consulting fees - related parties	118,750	80,000
Officers benefits - related parties	10,092,215	24,000
Selling and administrative	7,676,249	259,711
Depreciation and amortization	16,683	10,371
Allowance for doubtful accounts	330,870	-
Interest	132,267	21,031

Total operating expenses	19,926,879	410,659

Net loss	$(18,528,077)	$(373,165)

(Loss) per common share:
Basic	$(1.38)	$(0.05)

Weighted average common and common equivalent
shares outstanding
Basic	13,450,276	7,928,334

MEDIRECT LATINO, INC.
COMBINED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)
	2006	2005
	Restated	Restated
Sales	3,318,996	$197,023

Cost of goods sold	881,939	60,514

Gross profit	2,437,057	136,509

Operating expenses:
Advertising and promotion	2,567,599	24,852
Officers salaries and consulting fees - related parties	328,439	240,000
Officers benefits - related parties	10,140,215	72,000
Selling and administrative	8,951,141	583,403
Depreciation and amortization	45,531	30,038
Allowance for doubtful accounts	611,093	-
Interest and financing cost	1,357,871	65,264

Total operating expenses	24,001,889	1,015,557

Net loss	$(21,564,832)	$(879,048)

(Loss) per common share:
Basic	$(1.64)	$(0.11)

Weighted average common and common equivalent
shares outstanding
Basic	13,182,933	7,904,584

MEDIRECT LATINO, INC.
COMBINED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

	Preferred B Stock		Preferred C Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
							Restated	Restated	Restated
Balance June 30, 2005, restated	426,653	$43	746,133	$75	9,565,339	$957	$2,535,505	$(4,338,091)	$(1,801,511)

Conversion to common stock	(426,653)	(43)	-	-	490,312	49	63,653	-	63,659

Fair value of stock options	-	-	-	-	-	-	4,600,000	-	4,600,000

Shares issued for cash	-	-	-	-	2,189,312	219	5,686,897	-	5,687,116

Exercise of stock warrants	-	-	-	-	440,344	44	2,131,221	-	2,131,265

Shares issued to third parties
for services rendered	-	-	-	-	2,261,331	226	5,341,643	-	5,341,869

Shares issued to employees
for services rendered	-	-	-	-	205,240	21	992,695	-	992,716

Shares issued to major stockholders
for services rendered	-	-	-	-	1,163,450	116	5,468,098	-	5,468,214

Net loss	-	-	-	-	-	-	-	(21,564,832)	(21,564,832)

Balance March 31, 2006, as restated	-	-	746,133	75	16,315,328	$1,632	$26,819,712	$(25,902,923)	$918,496

MEDIRECT LATINO, INC.
COMBINED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
	Restated	Restated
Cash flows from operating activities:
Net loss	$(21,564,832)	$(879,048)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	45,531	30,038
Interest and financing cost	1,251,820	61,314
Allowance for doubtful accounts	611,093	29,554
Stock issued for services	11,802,799	167,668
Fair value of stock options	4,600,000	-
Amortization of debt issue expenses	-	52,585
Change in assets and liabilities
Decrease (Increase) in
Accounts receivable	(1,867,894)	(18,107)
Inventories	(18,416)	8,803
Prepaid expenses and other current assets	(41,484)	(50,389)
Deposits and other assets	(20,708)	(4,240)
(Decrease) Increase in
Cash overdraft	(17,075)	1,600
Accounts payable	370,836	(13,861)
Accrued expenses - related parties	168,451	-
Accrued expenses	(147,619)	(77,165)

Net cash used in operating activities	(4,827,498)	(691,248)

Cash flows from investing activities:
Purchases of property, plant and equipment	(126,874)	(47,149)

Net cash used in investing activities	(126,874)	(47,149)

Cash flows from financing activities:
Proceeds from sale of preferred stock	-	392,767
Proceeds from sale of common stock	5,687,116	425,000
Loan to shareholder	(59,005)	-
Proceeds from short-term debt	350,000	-
Repayment of long-term debt	(1,294,049)	-
Proceeds from long-term debt	587,000	-

Net cash provided by financing activities	5,271,062	817,767

Net increase in cash	316,690	79,370

Cash at beginning of period	202	414

Cash at end of period	$316,892	$79,784

Supplementary disclosure of cash flow information:
Non-cash investing and financing activities:
Interest converted to notes payable	$-	$61,314
Amortization of debt issue expenses	$-	$52,585
Interest on conversion of preferred 'B' stock to common stock	$63,659	$-
Fair value of stock warrants converted from debt to equity	$2,131,265	$-
Financing cost attributable to recording fair value of stock warrants	$1,188,161	$-
Fair value of stockholders' stock options	$4,600,000	$-
Stockholders' debt converted to preferred stock	$-	$760,899
Stock issued for services	$11,802,799	$167,668

Interest paid	$177,477	$-

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

Variable Interest Entities

Hispanic Research and Marketing, Inc. was incorporated on October 14, 2005 under the laws of the State of
Florida and is owned by two of the major shareholders in the Company, which qualifies Hispanic Research and
Marketing, Inc. to be accounted for as a variable interest entity. The Company's involvement with the entity began in January 2006 and is limited to the affiliate placing advertisements on its behalf with various television companies. As of March 31, 2006 total assets of Hispanic Research and Marketing, Inc. were $217,882. The
Company did not own any stock of Hispanic Research and Marketing, Inc. and did not guarantee any of its debts, and for this reason the Company believes that its maximum exposure to any loss resulting from its involvement with Hispanic Research and Marketing, Inc as of March 31, 2006 is zero.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share Based Payment" ("SFAS No. 123R).
SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS No. 123R eliminates the intrinsic value-based method prescribed by Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in the first interim reporting period that begins after December 15, 2005. We are required to adopt SFAS 123R effective March 31, 2006 and are currently in the process of evaluating its impact on our results.

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

MEDIRECT LATINO, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS

Note 2. Restatement of Financial Statements

The Company has reclassified various operating costs. During the three and nine months ended
March 31, 2006 and 2005 officers salaries, consulting fees and benefits have been separately disclosed. These amounts had previously been included within selling and administrative expense.

The Company has not met the requirements of SOP 93-7 which would allow the capitalization of advertising costs, the Company policy is the direct write-off method.

The Company adopted the "Black Scholes" model to book the estimated fair values of stock warrants prior to their exercise in December 2005.

The Company has adopted the provisions of SFAS No. 123R to account for the stock issued to third parties, employees and major shareholders at fair value.

The Company has revised the fair value of stock issued to employees, third parties and major shareholders to properly reflect the fair value at the date of grant.

The Company has revised the provision for income tax disclosure to reflect the estimated tax benefit after revising the fair value of the stock issued to employees, third parties and major shareholders (see note 15).

The Company has accounted for interest due on the conversion of preferred 'B' stock to common stock.

The Company has deleted the disclosure for diluted earnings per share as there is no anti-dilutive effect and disclosure is not required.

The components of the restatement are as follows:

		Adjustment
	As filed	to restate	Restated
Balance sheet data as at June 30, 2005
Derivative financial instruments	$-	$943,104	$943,104
Additional paid-in capital	2,335,405	200,100	2,535,505
Accumulated deficit	(3,194,887)	(1,143,204)	(4,338,091)

Balance sheet data as at March 31, 2006
Prepaid advertising	$1,606,974	$(1,606,974)	$-
Additional paid-in capital	8,517,224	18,302,488	26,819,712
Accumulated deficit	(5,993,642)	(19,909,281)	(25,902,923)

Statement of operations for the three months ended
March 31, 2005
Officers salaries and consulting fees - related parties	$-	$80,000	$80,000
Officers benefits - related parties	-	24,000	24,000
Selling and administrative	363,711	(104,000)	259,711

MEDIRECT LATINO, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Restatement of Financial Statements (continued)

		Adjustment
	As filed	to restate	Restated
Statement of operations for the nine months ended
March 31, 2005
Officers salaries and consulting fees - related parties	$-	$240,000	$240,000
Officers benefits - related parties	-	72,000	72,000
Selling and administrative	895,403	(312,000)	583,403

Statement of operations for the three months ended
March 31, 2006
Advertising and promotion	$616,733	$943,112	$1,559,845
Officers salaries and consulting fees - related parties	-	118,750	118,750
Officers benefits - related parties	-	10,092,215	10,092,215
Selling and administrative	1,979,931	5,696,318	7,676,249
Interest	68,608	63,659	132,267
Net loss	(1,614,023)	(16,914,054)	(18,528,077)
Basic loss per share	0.12	1.26	1.38

Statement of operations for the nine months ended
March 31, 2006
Advertising and promotion	$960,625	$1,606,974	$2,567,599
Officers salaries and consulting fees - related parties	-	328,439	328,439
Officers benefits - related parties	-	10,140,215	10,140,215
Selling and administrative	3,512,512	5,438,629	8,951,141
Interest and financing cost	106,051	1,251,820	1,357,871
Net loss	(2,798,755)	(18,766,077)	(21,564,832)
Basic loss per share	0.24	1.40	1.64

As a consequence of changes made to the balance sheet and statement of operations, as noted above, the statement of cash flows and changes in stockholders' equity have been restated accordingly.

Note 3. Accounts Receivable, net

At March 31, 2006 the Company was due $1,298,448 from customers, which is net of an allowance for doubtful accounts of $632,628. The customer base is Medicare Eligible Part B beneficiaries, and includes
Secondary Insurance providers who provide Medicare Part B benefits to the Company's customers. Billings typically involve the submission of claims to multiple providers whose payment of claims may be contingent upon payment or denial by another payor. It could take up to 18 months from the billing date. In accordance with applicable regulatory requirements, we make all reasonable and appropriate efforts to collect our accounts receivable including deductibles and co-payments. Our policy states that after payment of the primary insurance, then the secondary insurance is billed and upon payment from the secondary insurance the difference is then written off. If the secondary insurance does not pay, the entire balance is forwarded to the patient. We then generate statements on a monthly basis and attempt to collect per the applicable regulatory requirements.

NOTES TO COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Property, Plant and Equipment

The Company's property, plant and equipment at March 31, 2006 consisted of the following:

2006

Furniture, fixtures and equipment	$192,818
Leasehold improvements	130,065
322,883

Less: Accumulated depreciation and amortization	(118,355)

$204,528

For the nine months ended March 31, 2006 and 2005 depreciation and amortization totaled $45,531 and $30,038, respectively.

Note 5. Shareholder Loan - Related Party

Loan with major shareholder and officer of the Company, is non-interest bearing and repayable at $2,000 per month through September 2009 (see note 7).

Note 6. Long-Term Debt

During July 2004, the Company renegotiated certain private investors senior secured notes, originally bearing interest at 12% per annum, with total interest being payable in equal monthly installments between February, 2005 and July, 2005, and are collateralized by the assets of the Company. The notes further allow for the holders to subscribe for and purchase warrants for up to 4% of the fully-diluted
Common Shares of the Company at an exercise price of $0.01 per "Warrant Share" up to July 18, 2009.
The terms of the renegotiation extended the maturity date to September 30, 2005 and included accrued interest totaling $61,248. On November 25, 2005 the notes were purchased by Jepera Investments, Inc.
The Company has agreed to pay Jepera Investments, Inc. on or before December 1, 2005 the total sum of $812,996 and issue 440,344 shares of unrestricted Common Shares based on 4% of the fully-diluted
Common Shares of the Company as a full and final settlement of all amounts due, including interest and penalties. The Company made payment for all amounts due for principal and interest on December 5, 2005, and on December 1, 2005 the holders of the "Warrant Shares" purchased 440,344 shares of unrestricted
Common Shares at a fair value of $2,131,265 (see note 11).

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

MEDIRECT LATINO, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Related Party Transactions

In December, 2002, the Company entered into a service agreement with a major shareholder for the provision of consulting services to the Company. The terms of the agreement provide for aggregate payments of $60,000 per annum until such time as the Company enters into operations, $120,000 for the first year of operations, with annual increases thereafter of $40,000 or 3% of gross sales, whichever is greater. The agreement also provided for the payment of various expenses, including housing expenses of $4,000 per month, health insurance, and life insurance in the amount of $5 million. As additional compensation the shareholder is allocated each year 500,000 shares of stock in the form of stock options, at par value. At March 31, 2006
1.5 million stock options had been granted. Should the Company undertake any Stock Option Plan without the approval of the shareholder it will be deemed in default of the agreement and make a one time payment of
$25 million and 5 million shares. The agreement lasts for a period of ten years, with the said term extendable at the discretion of the shareholder, and provides for 52 weekly payments each year.

In December, 2002, the Company entered into a service agreement with another major shareholder for the provision of consulting services to the Company. The terms of the agreement provide for aggregate payments of $60,000 per annum until such time as the Company enters into operations, $120,000 for the first year of operations, with annual increases thereafter of $40,000 or 3% of gross sales, whichever is greater. The agreement also provided for the payment of various expenses, including housing expenses of $4,000 per month, health insurance, and life insurance in the amount of $5 million. As additional compensation the shareholder is allocated each year 500,000 shares of stock in the form of stock options, at par value. At March 31, 2006
1.5 million stock options had been granted. Should the Company undertake any Stock Option Plan without the approval of the shareholder it will be deemed in default of the agreement and make a one time payment of
$25 million and 5 million shares. The agreement lasts for a period of ten years, with the said term extendable at the discretion of the shareholder, and provides for 52 weekly payments each year.

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

Two of the Company's major shareholders are the owners of Hispanic Research and Marketing, Inc. which qualifies as a variable interest entity. The Company's involvement with this organization began in January 2006 and is limited to the affiliate placing advertisements on its behalf with various television companies and this is the reason that Hispanic Research and Marketing, Inc. was formed. All inter-company transactions have been eliminated. During June 2006 the Company acquired 100% of the stock of Hispanic Research and Marketing,
Inc. (see note 18).

During the nine months ended March 31, 2006 the Company issued 1,163,450 shares of restricted common stock to three major shareholders for services rendered (see note 11).

Loan to major shareholder and officer of the Company (see note 5).

MEDIRECT LATINO, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Advertising

The Company expenses advertising costs as incurred. During the nine months ended March 31, 2006 and 2005 a total of $2,567,599 and $24,852 was expensed, respectively.

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

Year ending March 31,

2007	306,288
2008	310,762
2009	315,603
2010	318,346
2011	331,053
Thereafter	1,455,545

$3,037,597

In connection with the long-term debt, disclosed in note 6, the Company entered into an agreement with
Provident Group to act as its financial advisor in connection with the arrangement and placement of approximately $500,000 through a bridge financing facility. In connection with this agreement the Company agreed to pay retainer fees totaling $112,500, commission and success fees of 15% and 7% respectively, and reasonable expenses. The Company has concluded a finalization of this agreement (see note 6)

Note 10. Major Customers

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

During the nine months ended March 31, 2006 the Company issued 2,261,331 shares of restricted common stock to third parties for services rendered and expensed the fair market value totaling $5,341,869 at prices ranging from $5.95 to $1.90 per share.

During the nine months ended March 31, 2006 the Company issued 1,163,450 shares of restricted common stock to major shareholders for services rendered and expensed the fair market value totaling $5,468,214 at $4.70 per share.

During the nine months ended March 31, 2006 the Company converted 426,653 shares of preferred 'B'
stock to 490,312 shares of common stock and incurred an interest expense of $63,659 on the conversion.

During the nine months ended March 31, 2006 the Company issued 205,240 shares of restricted common stock to employees for services rendered and expensed the fair market value totaling $992,716 at prices ranging from $5.95 to $4.70 per share.

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

During the nine months ended March 31, 2006 the holders of "Warrant Shares" purchased 440,344 shares of unrestricted Common Shares. The company expensed the fair value of these shares totaling $2,131,265
(see note 6).

MEDIRECT LATINO, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Fair Value of Financial Instruments

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

Note 13. Earnings Per Share

	March 31,	March 31,
	2006	2005
Net loss	$21,564,832	$879,048

Weighted average common shares outstanding	13,182,933	7,904,584

Basic loss per common share	$1.64	$0.11

Note 14. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The approximate mix of receivables from patients and third-party payors was as follows:

March 31,
2006
Medicare	$675,876
Other	1,255,200
1,931,076
Less allowance for doubtful accounts	(632,628)

$1,298,448

At various times during the year, the Company had deposits in one financial institution in excess of federally insured limits. At March 31, 2006, the Company had deposits in excess of the standard FDIC federally insured limits totaling $496,654. However, the Company maintains its cash with major banks and financial institutions which the Company believes limit these risks.

MEDIRECT LATINO, INC.
NOTES TO COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. Provision for Income Taxes

The approximate provision for federal income taxes as of March 31, 2006, consists of the following:

2006
Current (benefit)	$(8,700,000)
Valuation allowance	8,700,000

$-

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components on the net deferred taxes, at March 31, 2006 are as follows:

2006
Deferred tax assets:
Net operating loss carry forward	$9,900,000
Valuation allowance	(9,900,000)

Total net deferred tax assets	$-

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of evidence, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of approximately
$9,900,000 at March 31, 2006 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance during the nine months ended
March 31, 2006 was approximately $8,700,000.

The Company has incurred net operating losses since inception. At March 31, 2006 the Company had a net operating loss carry forward amounting to approximately $24.2 million for U.S. tax purposes which begin expiring in the year 2023. The Company has had a change of ownership as defined by the Internal Revenue Code section 382. As a result, a substantial annual limitation may be imposed upon the future utilization of its net operating loss carry forwards. The Company has not completed a change of ownership study and the exact impact of such limitations is unknown.

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

Note 17. Risks and Contingencies

The Company is exposed to numerous risks and contingencies, any of which could result in severe financial hardship, liability exposure, liquidity shortfalls, and other kinds of conditions which could have an adverse affect on the operations of the business as follows:

Operational Risks
Operational risk represents the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. The Company relies on the ability of its employees and internal control systems to process a large number of transactions in an efficient, uninterrupted and error-free manner, and this has been especially monitored given its recent and consistent growth patterns.

Regulatory Risk
The use of individually identifiable data by our business is regulated at the federal level by means of the
Health Insurance Portability and Accountability Act of 1996, (HIPPAA). HIPPAA also imposes guidelines on our business associates (as this term is defined in the HIPPAA regulations). Even though we provide for appropriate protections through our contracts with our business associates, we still have limited control over their actions and practices. Compliance with these proposals, requirements, and new regulations may result in cost increases due to necessary systems changes, the development of new administrative processes, and the effects of potential noncompliance by our business associates. They may also impose further restrictions on our use of patient identifiable data that is housed in one or more of our administrative databases.

Note 18. Subsequent Events

During June 2006 the Board of Directors voted to retire the 2,500,000 shares of Class A common stock.

During June 2006 the Company acquired 100% of the stock of Hispanic Research and Marketing, Inc.
(see note 7).

SUPPLEMENTAL FINANCIAL INFORMATION

MEDIRECT LATINO, INC.
COMBINED BALANCE SHEETS
(SUPPLEMENTAL)
ASSETS

		Hispanic
	Medirect	Research &
	Latino, Inc	Marketing, Inc	Eliminations	Total
	Restated			Restated
Current assets:
Cash	$316,892	$-	$-	$316,892
Accounts receivable	1,298,448	217,882	(217,882)	1,298,448
Inventories	27,012	-	-	27,012
Shareholder loan - current portion	24,000	-	-	24,000
Prepaid expenses and other current assets	42,645	-	-	42,645

Total current assets	1,708,997	217,882	(217,882)	1,708,997

Property, plant and equipment, net	204,528	-	-	204,528

Other assets:
Shareholder loan - less current portion	35,005	-	-	35,005
Deposits and other assets	32,068	-	-	32,068

	67,073	-	-	67,073

Total assets	$1,980,598	$217,882	$(217,882)	$1,980,598

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable trade	$460,262	$-	$-	$460,262
Accrued expenses payable - related parties	168,451	-	-	168,451
Accrued expenses payable	301,271	-	(217,882)	83,389
Notes payable	350,000	-	-	350,000

Total current liabilities	1,279,984	-	(217,882)	$1,062,102

Stockholders' equity:
Series A convertible preferred units
Cumulative convertible preferred stock	75	-	-	75
Common stock	1,632	-	-	1,632
Additional paid-in capital	26,819,713	-	-	26,819,713
Retained earnings (accumulated deficit)	(26,120,806)	217,882	-	(25,902,924)

Total stockholders' equity	700,614	217,882	-	918,496

Total liabilities and stockholders' equity	$1,980,598	$217,882	$(217,882)	$1,980,598

MEDIRECT LATINO, INC.
COMBINED STATEMENTS OF OPERATIONS
(SUPPLEMENTAL)
FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

		Hispanic
	Medirect	Research &
	Latino, Inc	Marketing Inc	Eliminations	Total
	Restated			Restated

Sales	$3,318,996	$217,882	$(217,882)	$3,318,996

Cost of goods sold	881,939	-	-	881,939

Gross profit	2,437,057	217,882	(217,882)	2,437,057

Operating expenses:
Advertising and promotion	2,567,599	-	-	2,567,599
Officers salaries and consulting fees - related parties	328,439	-	-	328,439
Officers benefits - related parties	10,140,215	-	-	10,140,215
Selling and administrative	9,169,023	-	(217,882)	8,951,141
Depreciation and amortization	45,531	-	-	45,531
Allowance for doubtful accounts	611,093	-	-	611,093
Interest and financing cost	1,357,871	-	-	1,357,871

Total operating expenses	24,219,771	-	(217,882)	24,001,889

Net income (loss)	$(21,782,714)	$217,882	$-	$(21,564,832)

Item 2. Management's Discussion and Analysis or Plan of Operation

Explanatory Note

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

How We Manage Our Operations

We utilize outsourced call centers for initial in-bound calls which are electronically handed off to our in-house Customer Care Representatives to handle customer calls, sales, verifications, billing and shipping. The primary outsourced call center is fully operational and capable of handling 500 simultaneous incoming calls. We are actively pursuing additional call center capacity. Customer orders are processed by our sole Florida operations facility. The Florida facility is responsible for the following duties that further enhance the customer’s experience:

●	Verify the customer is qualified;

●	Contact the physician (process Certificate of Medical Necessity);

●	Receive the customer information & authorization (Authorization of Benefits);

●	Complete the patient file;

●	Ship the supplies directly to the customer’s home;

●	Process the order for reimbursement (billing appropriate parties);

●	Maintain contact with the customer (to insure on-going patient education & regulatory compliance);

●	Contact the customer according to the testing regime established by their physician; and

●	Process re-orders according to customer authorization, physician orders and Medicare procedures.

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

In order to implement our current business model, we have completed the following:

●	Identified our target consumer through extensive research, reached them and they responded;

●	Obtained the necessary licenses to service these consumers;

●	Developed efficient methods to reach the target consumer;

●	Prepared supply channels to support anticipated demand;

●	Prepared distribution channels to fulfill anticipated demand;

●	Established the HIPPA compliant IT infrastructure and human resources to manage anticipated demand;

●	Prepared a marketing plan and creative concept to drive demand;

●	Tested our advertising methods and infrastructure in preparation for our current national marketing initiatives;

●	Began a rollout of our advertising and products in Puerto Rico in March, 2005, and expanded to a national advertising program on September 20, 2005 and the corresponding sales of our products; and

●	Continued to achieve increased gross sales of our products.

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

Results of Operations for Period Ended March 31, 2006

Since the Company was formed on July 1, 2002, it has incurred a net loss of $25,902,923. Operations from the Company’s inception through March 31, 2006 were devoted primarily to strategic planning and launching revenue-generating opportunities based on contracts entered into by the Company.

During the three and nine month periods ended March 31, 2006, we incurred a net loss in the amount of $18,528,077 and $21,564,832 respectively. General and Administrative expenses were $7,676,249 and $8,951,141 respectively. The Company also recognized $16,683 and $45,531, respectively, in depreciation.

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

MEDirect is an early stage company. To date, we have limited revenues and limited assets and have experienced operating losses since inception. MEDirect had a net operating loss of $2,562,611 and an accumulated deficit of $4,338,091 for the fiscal year ended June 30, 2005. There can be no assurance that the Company will generate significant revenues in the future or that we will be able to generate sufficient cash flow to meet expenses. Although initial operations support the profit potential of the business model, there can be no assurance results of operations or our business strategy will achieve significant revenue or profitability in the near future.

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

We have experienced fluctuations in our quarterly operating results and anticipate that such fluctuations could continue. Results may vary significantly depending on a number of factors, including:

●	Changes in reimbursement guidelines and amounts;

●	Changes in regulations affecting the healthcare industry;

●	Change in the mix or cost of our products;

●	The timing of customer orders;

●	The timing and cost of our advertising campaigns;

●	The timing of the introduction or acceptance of new products and services offered by us or our competitors; and

●	The availability of “just in time” inventory.

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

MEDirect Latino, Inc.

Date: January 5, 2007	By:	/s/ Debra L. Towsley
Principal Executive Officer