Form 10-K/A
period 2006-06-30
MEDIRECT LATINO INC
filed 2007-03-06
CIK 1203018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Securities registered pursuant to Section 12(g) of the Act:

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

The number of shares outstanding of each of the registrant’s classes of common equity: 16,951,739 as of June 30, 2006.

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

Diabetes

Through our diabetes segment we provide diabetes testing supplies and related products to our customers suffering from diabetes. We meet the needs of our diabetes customers by:

•	providing mail order delivery of supplies directly to our customers homes;

•	billing Medicare, other government agencies and/or private insurance companies directly for those diabetes related supplies that are reimbursable;

•	providing medical call and contact center services and 24-hour telephone support to patients;

•	providing technology solutions focused on electronic customer relationship management;

•	using sophisticated software and advanced order fulfillment systems to efficiently provide diabetes related products.

Sales from this segment represent 100 % of total net revenues for the fiscal year ended June 30, 2006.

Competition

The markets we operate in are highly competitive. We believe that our immediate outlook is favorable, as we believe there is no other company competing with us on a nationwide basis in our market niche. However, there is no assurance that such national competitor will not arise in the future. A number of our competitors and potential competitors have substantially greater capital resources, purchasing power and advertising budgets, as well as more experience in marketing and distributing products. Our competitors include:

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

Major Customers

For the fiscal year ended June 30, 2006, no customer or other customer represented more than 10% of our consolidated revenues. However, most of our revenue does not come from the customers we service but through third party reimbursement, primarily Medicare. As of June 30, 2006, the amounts included in net accounts receivable due from Medicare were $1,616,756. One hundred percent (100%), of consolidated net revenues for the fiscal year ended June 30, 2006, were reimbursable by Medicare or third party payors for products provided to Medicare beneficiaries. Through our advertising efforts and provider relations strategy we provide diabetes testing supplies and related products to customers suffering from diabetes. As of June 30, 2006 we served approximately 26,700 active diabetes customers on a continuing basis (38,400 total), and fulfilled 41,432 orders through our fulfillment center.

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

Intellectual Property

MEDIRECT which is referenced in this Annual Report on Form 10-K, is a registered trademark of MEDirect Latino, Inc. We also maintain several other registered trademarks, which we monitor on a regular basis. The Company has registered its domain name: medirectlatino.org.

Employees

As of June 30, 2006, we had 86 full-time employees. None of our employees are covered by collective bargaining agreements.

Business Strategies

Our business strategy is to focus on the Hispanic diabetic consumer by providing diagnostic testing supplies, and other related healthcare products to this demographic. We achieve this strategy through direct marketing to the Hispanic communities in the United States and Puerto Rico.

Our advertising campaign has resulted in a significant increase in customer enrollment and has been the primary driver behind the growth in our active diabetes customer base. This strategy, combined with our proactive approach and high level of service that yields high customer retention rates, has resulted in solid revenue growth. We will continue to engage in a high level of effective television advertising in fiscal 2007 and evaluate from time to time the acquisition of other diabetes supply businesses. Also, we will be increasing our commitment to alternative methods of attracting new patients, such as health care professional and patient referrals, print advertising, direct mail and the Internet.

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

While 100% of our customers are covered by Medicare, approximately 30% of our customers also have supplemental coverage. The Company’s supplemental third party payor mix is distributed among several managed care providers. No such provider controls in excess of 2% of the Company’s reimbursement revenue. Thus the loss of any one payor would not have a significant impact on the Company’s operations. Changes to the Medicare program can impact our revenues and income. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”), which was signed into law on December 8, 2003, froze for the 2004 calendar year the reimbursement rates for diabetes testing supplies at the rates that were in effect for the 2003 calendar year. As of January 1, 2005, reimbursement rates for diabetes test strips and lancets were reduced by the percentage difference between the median amounts paid by the Federal Employees Health Benefit Program in the 2002 calendar year and the amount reimbursed by the Medicare program in the 2002 calendar year. The maximum downward adjustment for test strips and lancets for calendar year 2005 was 4.1% for diabetes test strips and 5.36% for lancets, but the actual percentage decrease in payment amounts for any particular provider depends on the geographic distribution of its patients. No further adjustments in reimbursement rates for test strips and lancets are expected through the end of calendar year 2006.

The Medicare Modernization Act further established a program for competitive bidding for certain covered items of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”), which is currently expected to include certain diabetes testing supplies in certain areas of the United States referred to as Competitive Bid Areas (“CBAs”), beginning in calendar 2007. On May 1, 2006, the Centers for Medicare and Medicaid Services (“CMS”) published the proposed rule for the DMEPOS competitive bidding program. This proposed rule would implement DMEPOS competitive bidding programs throughout the United States in accordance with sections 1847(a) and (b) of the Social Security Act (the “Act”). This program would change the way that Medicare selects suppliers and pays for items in selected competitively bid product groups, under Part B of the Medicare program. By utilizing bids submitted by DMEPOS suppliers to establish applicable payment amounts and select suppliers that will exclusively furnish items included in competitively bid product groups in the CBAs. The competitively bid product groups will include those that CMS identifies as having the highest potential for Medicare program savings, and based on the proposed rule will likely include diabetes testing supplies. CMS expects to phase in these programs over a number of years, with the initial phase occurring in up to ten of the 50 largest metropolitan service areas (“MSAs”) in 2007 and 2008, an expansion in 2009 occurring in up to 80 large MSAs, and additional areas after 2009. CMS is also proposing to introduce a regional or national mail order DMEPOS competitive bidding program in 2010, which is expected to include diabetes testing supplies. The Company is studying the Competitive Acquisition Program and at this time does not know the impact this will have on the Company.

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

Health Insurance Portability and Accountability Act

Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), governs the collection, dissemination, use and confidentiality of patient-identifiable health information. As part of MEDirect’s provision of, and billing for, diabetes testing and pharmacy supplies, we are required to collect and maintain patient-identifiable health information. New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we handle healthcare related data and communicate with payers, and the cost of complying with these standards could be significant. If we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.

We also believe that we are currently in compliance, in all material respects, with other applicable federal, state and local statutes and ordinances regulating controlled drug substances, safe working conditions, and fire hazard control that apply to portions of our operations.

Compliance and Regulatory Affairs Department

Our Compliance and Regulatory Affairs Department works to ensure that we are compliant with applicable fraud and abuse laws and regulations and if violations occur, to promote early and accurate detection and prompt resolution. These objectives are achieved through education, monitoring, disciplinary action and other appropriate remedial measures. Each employee receives a compliance manual that has been developed to communicate our standards of conduct and compliance policies and procedures, as well as policies for monitoring, reporting and responding to compliance issues. The Compliance and Regulatory Affairs Department also works to ensure compliance with all federal, state and local laws and regulations applicable to our businesses, including licensing and certification requirements and requirements applicable to our businesses as federal healthcare program providers. The activities of our Compliance and Regulatory Affairs Department are managed under the guidance of MEDirect’s Chief Operating Officer acting as the interim Chief Compliance Officer and reporting directly to the Board of Directors, Compliance Committee. The Company is currently interviewing for a Chief Compliance Officer who will report to the Board of Directors. We continually examine the capabilities and structure of our compliance program and make changes when deemed appropriate.

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

We are an early stage company. To date, we have limited revenues and limited assets and have experienced operating losses since inception. We had a net operating loss of $26.1 million for the year ended June 30, 2006 and an accumulated deficit of $30.4 million as of June 30, 2006. The actual operating loss from operations was approximately $6.0 million or 23%. The balance of the current year loss was attributable to the valuation of stock issued, and interest and finance costs of $20.1 million or 77%. For the periods presented in this report, the Company used the ‘Black Scholes’model to calculate stock valuations for options and warrants, in accordance with SFAS No. 123R. There can be no assurance that the Company will generate significant revenues in the future or that we will be able to generate sufficient cash flow to meet expenses. Although initial operations support the profit potential of the business model, there can be no assurance results of operations or our business strategy will achieve significant revenue or profitability in the near future.

We have a working capital deficit.

Since inception the Company has not been profitable and has incurred a working capital deficit of $2,175,451. We are an early stage company. To date, we have limited revenues and limited assets and have experienced operating losses since inception. We had a net operating loss of $26.1 million for the year ended June 30, 2006 and an accumulated deficit of $30.4 million as of June 30, 2006. The actual operating loss from operations was approximately $6.0 million or 23%. The balance of the current year loss was attributable to the valuation of stock issued, and interest and finance costs of $20.1 million or 77%. There can be no assurance that the Company will generate significant revenues in the future or that we will be able to generate sufficient cash flow to meet expenses. Although initial operations support the profit potential of the business model, there can be no assurance results of operations or our business strategy will achieve significant revenue or profitability in the near future.

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

Key Employee

We rely on key senior management and will be harmed if any or all of them leave.

Our success is dependent on the efforts, experience and relationships of Raymond Talarico, Debra Towsley and Charles Hansen, III. These individuals are officers, directors and majority shareholders of the Company and are not contractually obligated to the Company nor are they subject to any restrictive covenants. There is currently no plan for succession in place and the Company maintains no key man insurance on these individuals. If any or all of these individuals were unable to continue in their respective role, our business would be adversely affected as to its business prospects and earnings potential.

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

Item 1B. Unresolved Staff Comments

The Company is in receipt of Staff comments dated November 29, 2006, this amended 10k and response letter is intended to address those comments.

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

As part of their compensation, on April 7, 2006 the Company entered into a one year lease for a residential property in Fort Lauderdale, Florida commencing April 8, 2006 for Raymond Talarico and Debra Towsley who are stockholders, executives and officers of the Company this lease has been ratified by the Board of Directors, in addition the Company intends to renew this lease for an additional year. The lease requires an annual rental of $60,000 including property taxes. Rental expenses are charged against the amount allowed in the service agreements with the two executives for housing costs.

On June 9, 2006 the Company entered into a one year lease for a residential property in Lighthouse Point, Florida commencing June 10, 2006. The lease requires an annual rental of $36,000 per year, including real estate taxes, which was part of her compensation. The lease provides for the lessee to have the right to terminate the lease after seven months by giving notice and paying a termination fee equal to one month rent. This lease was for Melissa Rice external legal counsel and stockholder of the Company, who resigned her position resulting in termination of the lease. The termination fee was $3,000 which was paid in November 2006.

Item 3. Legal Proceedings

On or about May 2006, EKN Financial Services filed a Statement of Claim against MEDirect, Case No: L06-170 before the American Arbitration Association, New York, New York claiming breach of an agreement. EKN is claiming damages of the alleged breach in the amount of $300,000. This case is in its early stages and the Company cannot opine about the likelihood of the outcome.

On or about August 2006, Diagnostic Devices, Inc. (DDI) filed a complaint against MEDirect Latino, Raymond Talarico and Debra Towsley, Dr. Julio Pita, Thomas Erban, and Thomas Johansen, Case No: 06-15855CA22 in Miami-Dade County, Florida, 11th Judicial Circuit, claiming MEDirect owes DDI approximately $183,536.84 for goods rendered/provided. DDI is also attempting to seek treble damages in the amount of $550,611.00. DDI is a vendor. Currently pending are all defendants Motion to Dismiss the Complaint. This complaint is for goods sold or delivered civil recovery from criminal wrongdoing. The Plaintiff alleged criminal wrongdoings involved an alleged scheme by the Company to defraud the Plaintiff from payments for certain goods. The Company vigorously denies any alleged scheme and has filed a Motion to Dismiss with the Court of Jurisdiction. This case is in its early stages and the Company cannot opine about the likelihood of the outcome.

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

Fiscal Year Ended June 30,	2006 Restated	2005 Restated	2004 Restated

Statements of Operations Data:
NET revenues	$6,730,906	$278,598	$109,261
Cost of sales	1,413,883	117,095	99,205
Advertising and promotion	4,387,648	152,657	107,339
Officers salaries & consulting fees-related parties	400,000	323,500	268,269
Officers benefits - related parties	11,809,215	296,000	96,100
Selling and administrative	11,426,527	865,625	608,485
Depreciation and amortization	$79,694	$41,455	$26,503
Allowance for doubtful accounts	1,744,346	15,477	6,058
Interest and financing cost	$1,372,472	$1,029,400	$67,895
Net Loss	$(26,013,163)	$(2,562,611)	$(1,170,593)

Balance Sheet Data:
Current assets	$2,508,427	$51,606	$36,440
Total assets	2,939,043	186,151	128,982
Current liabilities	4,683,878	1,987,662	701,426
Long-term liabilities	-0-	-0-	793,020
Total stockholders’ deficit	$(1,744,835)	$(1,801,511)	$(1,365,464)

Quarter Ended	First	Second	Third	Fourth	Full Year
FF
Statements of Operations Data:
NET revenues	$424,244	$1,006,952	$1,887,800	$3,411,910	$6,730,906
Cost of sales	132,252	260,689	488,998	531,944	1,413,883
Advertising and promotion	238,570	769,184	1,559,845	1,881,294	4,448,893
Officers salaries & consulting fees-related parties	100,000	115,533	133,772	99,734	449,039
Officers benefits - related parties	24,000	24,000	10,092,215	1,669,000	11,809,215
Selling and administrative	342,650	926,398	7,661,227	2,496,252	11,426,527
Depreciation and amortization	$13,587	$15,261	$16,683	$34,163	$79,694
Allowance for doubtful accounts	53,847	226,376	330,870	1,133,253	1,744,346
Interest and financing cost	$570.693	$654,911	$132,267	$14,601	$1,372,472
W
Net Loss	$(1,051,355)	$(1,985,400)	$(18,528,077)	$(4,448,331)	$(26,013,163)

Loss per common share
Basic	$(0.11)	$(0.19)	$(1.38)	$(0.28)	$(2.40)

Weighted average common shares
outstanding	9,669,298	10,332,551	13,450,276	16,473,418	10,827,936

Balance Sheet Data:
Current assets	$327,859	$626,056	$1,708,997	$2,508,427	$2,508,427
Total assets	468,130	781,583	1,980,598	2,939,043	2,939,043
Current liabilities	2,701,363	473,641	1,062,102	4,683,878	4,683,878
Long-term liabilities	537,000	587,000	-0-	-0-	-0-
Total stockholders’ deficit	$(2,770,233)	$(279,058)	$918,496	$(1,744,835)	$(1,744,835)

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

We tested our direct response, television advertising marketing plan, message and internal protocols in select targeted markets domestically and in Puerto Rico from the fourth quarter, 2003, through the fourth quarter, 2004. Based on confirmative data, we launched our Puerto Rico advertising initiatives in the first quarter, 2005, which continues today. We initiated our direct response national marketing campaign on Telemundo Television Network with our commercial airing nationally on September 20, 2005. Based on successful domestic testing of our media, message and internal protocols, we commenced our national network direct response advertising initiatives. Through our advertising efforts and provider relations strategy we provide diabetes testing supplies and related products to customers suffering from diabetes. As of June 30, 2006 we served approximately 26,700 active diabetes customers on a continuing basis (38,400 total), and fulfilled 41,432 orders through our fulfillment center. The following sets forth the gross revenues realized by the Company from our operation since the launch of our media campaigns in Puerto Rico and nationally:

2006 Fiscal Quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Gross Sales	$534,263	$1,555,237	$2,714,276	$3,988,118	$8,791,894
Net sales	$424,244	$1,006,952	$1,887,800	$3,411,910	$6,730,906
Contractual %	21%	35%	30%	14%	23%
% Inc (Dec)	+420%	+137%	+87%	+81%

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

A schedule of the most significant expenses within this category is as follows:

	2006	2005	2004
Stock issued to employees for services	$992,716	$-0-	$-0-
Stock issued to third parties for services	$5,341,869	$-0-	$-0-
Expense under service agreement	$415,000	$-0-	$-0-
Expense under legal settlement	$1,057,770	$-0-	$-0-
Salaries and wages	$2,553,876	$128,284	$168,371
Other	$1,065,296	$737,341	$440,114
TOTALS	$11,426,527	$865,625	$608,485

Income from operations.

Gross sales revenue from operations beginning in July 2005, when significant sales began, through June 30, 2006 was $8,791,894 compared to $629,445 since we began operations in 2002 until June, 2005. This increase was primarily attributable to a launch of a media campaign in Puerto Rico in March 2005, and the national launch of our media on September 20, 2005. We have had losses since our existence began of $30.4 million, which includes the cost of the Fair Market Value (FMV) of stock issued to consultants, employees and shareholders as well as financing costs of options issued totals approximately $20.9 million.

Interest and financing cost.

The Company incurred interest and financing costs for year ended June 30, 2006, 2005 and 2004 of $1,372,472, $1,029,400 and $67,895 respectively.

The following schedule summarizes interest and financing cost::

	2006		2005		2004
Interest expense	$184,311		$86,296		$67,895
Financing cost	$1,188,161(b	)	$943,104(a	)	$-0-
TOTALS	$1,372,472		$1,029,400		$67,895

(a)	At June 30, 2005 the Company expensed the cost of 440,344 warrant shares at fair value by means of the “Black Scholes” model.
(b)	During December 2005, the 440,344 warrant shares were exercised. The Company expensed the fair market value utilizing the closing stock price at the date of exercise.

Income tax expense.

The Company has incurred net operating losses since inception. At June 30, 2005 the Company had a net operating loss carry forward amounting to approximately $1.7 million, increasing to approximately $27.2 million by June 30, 2006, for U.S. tax purposes which begin expiring in the year 2023.

Officers’ Benefits

The following schedule summarizes the cost of officers’ benefits

	2006	2005	2004
Stock options	$4,600,000	$200,000	$100
Housing benefit	$96,000	$96,000	$96,000
Stock issued for services	$7,113,215	$-0-	$-0-
TOTALS	$11,809,215	$296,000	$96,100

General Trends and Outlook

We believe that our immediate outlook is favorable, as we believe there is no other company competing with us on a nationwide basis in our market niche. However, there is no assurance that such national competitor will not arise in the future. We do not anticipate any major changes in the Medicare reimbursement regimen in 2007. We believe that 2007 will be a significant growth year, and besides the operational business strategies discussed above, we intend to implement the following plans in 2007 in order to maintain and expand our present growth rate.

We plan to increase our staff in San Juan, Puerto Rico with customer service representatives and we plan, through this local presence, to expand reimbursement services to the Commonwealth’s dually eligible Medicare-Medicaid market.

On December 8, 2006 the Company became obligated under a loan agreement with Granite Creek Partners, a private investment fund, for a facility totaling $8.25 million, of which $4.75 million was received on December 8, 2006 and the balance of $3.5 million will be received in two future draws of $1.75 million pursuant to the hiring of a Chief Financial Officer and a Chief Executive Officer at the approval of the Company. The Loan will bear interest at the rate of 12% per annum payable monthly. The Loan will mature in June 2010. Detail related to the terms of the Loan has been provided in Subsequent Events in footnote 21 to the financial statements. The planned use of the funding is for general working capital, repayment of existing debt and increased advertising.

Liquidity and Capital Resources

Working Capital

Net cash used by operating activities since inception to June 30, 2006 has been approximately a negative $7.6 million due to the significant advertising and other operating expenses that we have incurred. Significant increases in the growth of the Company have resulted in material changes in the Allowance for Doubtful Accounts, Accounts Receivable, and Accounts Payable.

Our Company requires material amounts of working capital to operate. We need to maintain an adequate inventory of diabetes testing supplies and prescription drugs so we can rapidly ship to meet our customer needs. However, third-party reimbursement generally takes longer than 30 days. Our gross accounts receivables at June 30, 2006 were $3,728,459, adjusted to $2,304,183 net of our allowance for doubtful accounts of $1,424,276, while our inventory was $84,006 and gross accounts payable was $3,402,655, due in part to a liability incurred under a legal settlement totaling $1,057,770. We use cash flow from our businesses and credit facility to support our working capital needs.

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

Capital expenditures.

Since our inception, the capital equipment purchased by us includes telecom equipment, computer equipment and business furniture and equipment. Total capital expenditures, from our inception to June 30, 2006, were approximately $554,000, of which approximately $220,000 represents leasehold improvements to the new facility. The Company has no immediate plans for any major capital expenditures for furniture and fixtures or equipment.
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

On December 8, 2006 the Company became obligated under a loan agreement with Granite Creek Partners, a private investment fund, for a facility totaling $8.25 million, of which $4.75 million was received on December 8, 2006 and the balance of $3.5 million will be received in two future draws of $1.75 million pursuant to the agreement. The planned use of the funding is for general working capital, repayment of existing debt and increased advertising.

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

Revenue Recognition.

The Company is a federally licensed Part B participating provider to Medicare. A significant portion of devices usually is paid for by third parties such as Medicare, and various health insurance carriers under statutory provisions or other arrangements in amounts that can be significantly different from, and frequently less than, the entity’s establishment rates. The Company initially verifies the eligibility of the customer and the products are then shipped and billed simultaneously. We electronically bill Medicare and the claims are electronically reimbursed. Revenue is recognized when the products are shipped to the customer and are recorded at the net realizable amounts. Medicare and third party payors establish rates that we are paid. We invoice all third party payors when the products are shipped hence revenue is recognized. The provisions for contractual adjustments and discounts are recognized on an accrual basis and deducted from gross service revenue to determine net service revenue. We record revenue at the amounts expected to be collected from government agencies, other third-party payers and patients. Our billing system generates contractual adjustments based on government and third-party fee schedules for each product shipped; as a result estimates of contractual adjustments are not required. Revenues and receivables are booked net of contractual allowances on a product-by-product basis. Revenue recognition is delayed for product shipments for which we have not yet received the required written documentation until the period in which the documentation is collected and verified. We analyze various factors in determining revenue recognition, including a review of specific transactions, current Medicare regulations and reimbursement rates, historical experience and the credit-worthiness of patients. Revenue related to Medicare reimbursements is calculated based on government-determined reimbursement prices for Medicare-covered items. Contractual adjustments, discounts, and an allowance for uncollectibles are recorded to report the receivables for health care services at net realizable value. Returns occur occasionally when the patient either refuses the shipment or when we have an incorrect address. Bad debt expense is recorded for the uncollectible receivables. The Company is aware of the co-payment amounts due from each customer from the verification process and will attempt to obtain payment immediately when the product is shipped. If no payment is received the customer is billed once we have received reimbursement from the third party and in accordance with Medicare regulations.

Allowance for Doubtful Accounts.

We prepare our allowance for doubtful accounts receivable based on our past experience of historical write-offs, our current customer base and our review of past due accounts. We are constantly reviewing and analyzing our collection efforts. The typical time it takes to collect from Medicare is 30 to 60 days, if each part of the process is exact. If a charge is initially rejected by Medicare it can generally take an extended period of time to investigate and resolve before payment is received It can take up to 180 days to collect from some insurance companies and as little as 30 days with others. The Company’s current accounting policy is to provide a minimum allowance equal to a percentage based on historical data. We believe this estimate, although higher than industry standards, is justified because of the Company’s youth and growth rate. Due to the numerous minor outstanding balances from customers the Company does not find it cost effective, at this time, to use the services of lawyers or collection agencies.

The Company reviews customer accounts monthly to determine the collectability of the account. The Company believes this is the most efficient method available to the Company at the present time and is developing an on-going strategy consistent with industry standards. The review of the write-offs to the allowance for doubtful accounts is under the oversight of the Company’s accounting department.

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

Aging schedule of receivables at June 30, 2005 is as follows:

Days
Current	Over 30	Over 60	Over 90	Over 180	Over 360	Totals
$39,799	$2,168	$2,220	$18,995			$63,182

Aging schedule of receivables at June 30, 2006 is as follows:
Days
Current	Over 30	Over 60	Over 90	Over 180	Over 360	Totals
1,586,635	$301,403	$173,150	$932,203	$644,576	$90,492	$3,728,459

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

Stock Based Compensation.

In accordance with SFAS No. 123R, the account for stock issued to employees, shareholders and third parties for services rendered at fair value. Fair value for both stock issued and stock based compensation was determined at the closing price as of the date of issuance. (See Note 1 to the financial statements).

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

None.

Item 8. Financial Statements and Supplementary Data

BERKOV1TS, LAGO S. COMPANY, LLP
certified public accountants and consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING PERM

To the Board of Directors and Stockholders of MEDircct Latino, Inc.

We have audited the accompanying consolidated balance sheets of MEDirect Latino, Inc. and its Subsidiaries (the "Company") as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements arc free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, bin not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of the Company as of June 30. 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three year period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company's ability to obtain outside long term financing and recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also described in Note 4 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berkovits, Lago & Company, LLP

Fort Lauderdale, Florida
October 18, 2006, except Notes 3 and 21,
as to which the date is February 22, 2007

MEDIRECT LATINO, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND 2005

ASSETS
	2006	2005
Current assets:	Restated	Restated
Cash	$77,681	$202
Accounts receivable, net of allowance for doubtful accounts of $1,424,276 and $21,535
as of 2006 and 2005, respectively	2,304,183	41,647
Inventories	84,006	8,596
Prepaid expenses and other current assets	42,557	1,161

Total current assets	2,508,427	51,606

Property, plant and equipment, net	401,908	123,185

Other assets:
Deposits and other assets	28,708	11,360

Total assets	$2,939,043	$186,151

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Cash overdraft	$-	$17,075
Accounts payable trade	3,402,655	89,426
Accrued expenses payable - related parties	117,900	-
Accrued expenses payable	148,323	231,008
Derivative financial instruments	-	943,104
Notes payable - related parties	1,015,000	707,049

Total current liabilities	4,683,878	1,987,662

Stockholders' deficit:
Series A convertible preferred units, no par value, 1,000,000 and 1,200,697 shares authorized,
issued and outstanding at June 30, 2006 and 2005, respectively	-	-
Convertible preferred stock - $.0001 par value, 3,000,000 shares authorized, -0- and
426,653 shares preferred B issued and outstanding at June 30, 2006 and 2005, respectively	-	43
746,133 shares preferred C issued and outstanding at June 30, 2006 and 2005, respectively	75	75
Common stock - $.0001 par value, 50,000,000 shares authorized, 16,951,739 and 9,565,339
shares issued and outstanding at June 30, 2006 and 2005, respectively	1,695	957
Additional paid-in capital (this includes amounts totaling $4,800,100 for stock options)	28,604,649	2,535,505
Accumulated deficit	(30,351,254)	(4,338,091)

Total stockholders' deficit	(1,744,835)	(1,801,511)

Total liabilities and stockholders' deficit	$2,939,043	$186,151

MEDIRECT LATINO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	2006	2005	2004
	Restated	Restated	Restated
Sales - net	$6,730,906	$278,598	$109,261

Cost of goods sold	1,413,883	117,095	99,205

Gross profit	5,317,023	161,503	10,056

Operating expenses:
Advertising and promotion	4,448,893	152,657	107,339
Officers salaries and consulting fees - related parties	449,039	323,500	268,269
Officers benefits - related parties	11,809,215	296,000	96,100
Selling and administrative	11,426,527	865,625	608,485
Depreciation and amortization	79,694	41,455	26,503
Bad debt expense	1,744,346	15,477	6,058
Interest and financing cost	1,372,472	1,029,400	67,895

Total operating expenses	31,330,186	2,724,114	1,180,649

Net loss	$(26,013,163)	$(2,562,611)	$(1,170,593)

(Loss) per common share:
Basic	$(2.40)	$(0.36)	$(0.20)

Weighted average common and common equivalent
shares outstanding:
Basic	10,827,936	7,194,963	5,765,387

MEDIRECT LATINO, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2006, 2005 and 2004

											Additional
	Preferred A Stock		Preferred A Units		Preferred B Stock		Preferred C Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
												Restated
Balance June 30, 2003	414,500	$41	-	$-	-	$-	-	$-	5,500,000	$550	$329,013	$(604,887)	(275,283)

Shares issued for cash	8,000	1	-	-	-	-	-	-	-	-	80,268	-	80,269

Fair value of stock options	-	-	-	-	-	-	-	-	-	-	100	-	100

Issuance of founders' shares	-	-	-	-	-	-	-	-	433,000	43	-	-	43

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,170,593)	(1,170,593)

Balance June 30, 2004 (see note 17)	422,500	42	-	-	-	-	-	-	5,933,000	593	409,381	(1,775,480)	(1,365,464)

Conversion to common stock	(246,000)	(25)	-	-	-	-	-	-	301,761	30	(5)	-	-

Conversion to preferred B stock	(176,500)	(17)	-	-	276,653	28	-	-	-	-	(11)	-	-

Fair value of stock options	-	-	-	-	-	-	-	-	-	-	200,000	-	200,000

Issuance of founders' shares	-	-	-	-	-	-	-	-	954,000	96	(96)	-	-

Stockholders' debt and accrued
liabilities converted	-	-	-	-	-	-	746,133	75	-	-	711,893	-	711,968

Shares issued in connection
with merger	-	-	1,200,697	-	-	-	-	-	739,573	74	(74)	-	-

Shares issued for cash	-	-	-	-	-	-	-	-	1,637,005	164	754,292	-	754,456

Shares issued for cash	-	-	-	-	150,000	15	-	-	-	-	460,125	-	460,140

Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,562,611)	(2,562,611)

Balance June 30, 2005 (see note 17)	-	-	1,200,697	-	426,653	43	746,133	75	9,565,339	957	2,535,505	(4,338,091)	(1,801,511)

Conversion to common stock	-	-	-	-	(426,653)	(43)	-	-	490,312	49	63,653	-	63,659

Conversion to common stock	-	-	(200,697)	-	-	-	-	-	200,697	20	(20)	-	-

Fair value of stock options	-	-	-	-	-	-	-	-	-	-	4,600,000	-	4,600,000

Shares issued for cash	-	-	-	-	-	-	-	-	2,275,026	227	5,826,889	-	5,827,116
(Net of costs and expenses directly related
to stock offering of $400,000)

Exercise of stock warrants	-	-	-	-	-	-	-	-	440,344	44	2,131,221	-	2,131,265

Shares issued to third parties												-
for services	-	-	-	-	-	-	-	-	2,261,331	226	5,341,643		5,341,869
-
Shares issued to employees
for services	-	-	-	-	-	-	-	-	205,240	21	992,695	-	992,716

Shares issued to major stockholders'
for services	-	-	-	-	-	-	-	-	1,513,450	151	7,113,063	-	7,113,214

Net loss	-	-	-	-	-	-	-	-	-	-	-	(26,013,163)	(26,013,163)

Balance June 30, 2006	-	$-	1,000,000	$-	-	$-	746,133	$75	16,951,739	$1,695	$28,604,649	$(30,351,254)	$(1,744,835)

MEDIRECT LATINO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	2006	2005	2004
	Restated	Restated	Restated
Cash flows from operating activities:
Net loss	$(26,013,163)	$(2,562,511)	$(1,170,593)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	79,694	41,455	26,503
Interest and financing cost	1,251,820	1,010,319	16,229
Bad debt expense	1,744,346	15,477	6,058
Stock issued for services	13,447,799	118,738	-
Fair value of stock options	4,600,000	200,000	100
Legal settlement expense	1,057,770	-	-
Service agreement compensation expense	415,000	-	-
Amortization of debt issue expenses	-	52,585	-
Change in assets and liabilities
Decrease (Increase) in
Accounts receivable	(4,006,882)	(43,640)	(19,542)
Inventories	(75,410)	11,404	(20,000)
Prepaid expenses and other current assets	(41,396)	1,381	(422)
Deposits and other assets	(17,348)	(9,240)	-
(Decrease) Increase in
Accounts payable	1,840,459	(19,679)	83,405
Accrued expenses - related parties	117,900	-	241,306
Accrued expenses	(82,685)	27,646	203,362

Net cash used in operating activities	(5,682,096)	(1,156,065)	(633,594)

Cash flows from investing activities:
Purchases of property, plant and equipment	(358,417)	(74,218)	(64,547)

Net cash used in investing activities	(358,417)	(74,218)	(64,547)

Cash flows from financing activities:
Proceeds from sale of preferred stock	-	460,140	80,312
Proceeds from sale of common stock	5,827,116	754,456	-
Proceeds from short-term debt	1,637,000	15,475	202
Repayment of short-term debt	(639,075)	-	-
Proceeds from long-term debt	-	-	593,214
Repayment of long-term debt	(707,049)	-	-
Proceeds from shareholder loans	-	-	24,827

Net cash provided by financing activities	6,117,992	1,230,071	698,555

Net increase (decrease) in cash	77,479	(212)	414

Cash at beginning of year	202	414	-

Cash at end of year	$77,681	$202	$414

Supplementary disclosure of cash flow information:
Non-cash investing and financing activities:
Note payable to stockholders for professional fees and interest	$-	$-	$16,229
Interest converted to notes payable	$-	$67,315	$-
Interest on conversion of preferred 'B' stock to common stock	$63,659	$-	$-
Financing cost attributable to recording fair value of stock warrants	$1,188,161	$943,104	$-
Fair value of stock warrants converted from debt to equity	$2,131,265	$-	$-
Stockholders' debt and accrued liabilities converted to preferred stock	$-	$711,968	$-
Fair value of stockholders' stock options	$4,600,000	$200,000	$100
Stock issued for services	$13,447,799	$118,738	$-
Shareholder loan receivable converted to accrued expenses - related parties	$52,005	$-	$-
Legal settlement expense	$1,057,770	$-	$-
Service agreement compensation expense	$415,000	$-	$-

Interest paid	$177,477	$-	$-

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
The expense for these equity-based incentives is based on their fair value at date of grant in accordance with SFAS
No. 123R "Share Based Payments". The fair value of each stock option granted is estimated on the date of grant using the "Black Scholes" pricing model.The pricing model requires assumptions such as the expected life of the stock option and expected volatility of the Company's stock over the expected life, which significantly impact the assumed value. The Company uses historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years. Fair value for stock issued was determined at the closing price as of the date of issuance.

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

Revenue Recognition

The Company is a federally licensed Part B participating provider to Medicare. A significant portion of products sold usually is paid for by third parties such as Medicare, and various health insurance carriers under statutory provisions or other arrangements in amounts that can be significantly different from, and frequently less than, the entity's established rates. The Company initially verifies the eligibility of the customer and the products are then shipped and billed simultaneously, with Medicare being billed electronically and the claims reimbursed electronically. Revenue is recognized when the products are shipped to the customer, and are recorded at the net realizable amounts. Medicare and third party payors establish rates that the Company is paid. The provision for contractual adjustments (that is the difference between established rates and third-party payor payments) and discounts (that is, the difference between established rates and the amount collectible) are recognized on an accrual basis and deducted from gross revenues to determine net revenue. Contractual adjustments, discounts, and an allowance for uncollectibles are recorded to report the receivables for health care services at net realizable value. The Company accepts returns for shipments to an incorrect address or if the shipment is declined by the customer. The Company is aware of the amounts due from each patient for co-
payments from the verification process and attempt to obtain payment immediately after the product is shipped, if no payment is received the customer is billed once we have received reimbursement from the third-party in accordance with Medicare regulations.

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
The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. The Company does not include Series A convertible preferred units and convertible C preferred stock in the computation because the effect would be antidilutive.

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

Note 2. Restatement of Financial Statements (Restatement One)

The Company has adopted the provisions of SFAS No. 123R to compute an estimated fair value for stock warrants issued using the "Black Scholes" module during the year ended June 30, 2005.

The Company has reclassified various operating costs. During the years ended June 30, 2005 and 2004 officers salaries, consulting fees and benefits have been separately disclosed. These amounts had previously been included within selling and administrative expense.

The Company has adopted the provisions of SFAS No. 123R to compute an estimated fair value for stock options granted to two major stockholders and executives during the years ended June 30, 2005 and 2004.

		Adjustments
	As filed	to restate	Restated
Balance sheet data as at June 30, 2005
Derivative financial instruments	-	943,104	943,104
Additional paid-in capital	2,335,405	200,100	2,535,505
Accumulated deficit	(3,194,887)	(1,143,204)	(4,338,091)

Statement of operations for the year
ended June 30, 2004
Officers salaries and consulting fees - related parties	$-	$268,269	$268,269
Officers benefits - related parties	-	96,100	96,100
Selling and administrative	972,754	(364,269)	608,485
Net loss	(1,170,493)	(100)	(1,170,593)
Basic loss per share	(0.20)	-	(0.20)

Statement of operations for the year
ended June 30, 2005
Officers salaries and consulting fees - related parties	$-	$323,500	$323,500
Officers benefits - related parties		296,000	296,000
Selling and administrative	1,285,125	(419,500)	865,625
Interest and financing costs	86,296	943,104	1,029,400
Net loss	(1,419,507)	(1,143,104)	(2,562,611)
Basic loss per share	(0.20)	(0.16)	(0.36)

As a consequence of changes made to the consolidated balance sheets and consolidated statements of operations, as noted
above, the consolidated statements of cash flows has been restated accordingly.

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Restatement of Financial Statements (Restatement Two)

The Company has recorded an additional payable and expensed the cost of television advertising totaling $61,245 during the year ended June 30, 2006.

The Company has recorded a payable and expensed the cost of a legal settlement with a third party totaling $1,057,770 during the year ended June 30, 2006 (see note 17).

The Company has recorded a payable for a liability to its in-house legal counsel totaling $415,000 under a service agreement with the Company during the year ended June 30, 2006 (see note 17).

The Company has reduced a payable and selling and administrative expenses by $105,440 to reflect a reduction of liability following the settlement of a lawsuit against the Company

		Adjustments
	As filed	to restate	Restated

Balance sheet data as at June 30, 2006
Accounts payable	1,974,080	1,428,575	3,402,655
Accumulated deficit	(28,922,679)	(1,428,575)	(30,351,254)

Statement of operations for the year
ended June 30, 2006
Advertising	4,387,648	61,245	4,448,893
Officers salaries and consulting fees - related parties	400,000	49,039	449,039
Selling and administrative	10,108,236	1,318,291	11,426,527
Net loss	(24,584,588)	(1,428,575)	(26,013,163)
Basic loss per share	(2.27)	(0.13)	(2.40)

As a consequence of changes made to the consolidated balance sheets and consolidated statements of operations, as noted
above, the consolidated statements of cash flows has been restated accordingly.

Note 4. Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company had a net operating loss of approximately $26.0 million for the year ended June 30, 2006 and an accumulated deficit of approximately $30.3 million at
June 30, 2006. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. The Company plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The Company has obtained significant new funding from certain private investors (see note 21). The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

The financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 5. Accounts Receivable, Net

At June 30, 2006 and 2005 the Company was due $2,304,183 and $41,647, respectively, from customers, which is net of an allowance for doubtful accounts of $1,424,276 and $21,535 respectively. The customer base is Medicare
Eligible Part B beneficiaries, and includes Secondary Insurance providers who provide Medicare Part B benefits to the Company's customers. Billings typically involve the submission of claims to multiple providers whose payment of claims may be contingent upon payment or denial by another payor. It could take up to 18 months from the initial billing date. In accordance with applicable regulatory requirements, we make all reasonable and appropriate efforts to collect our accounts receivable including deductibles and co-payments. Our policy states that after payment of the primary insurance, then the secondary insurance is billed and upon payment from the secondary insurance the difference is written off. If the secondary insurance does not pay, the patient is billed for the unpaid balance. We then generate statements on a monthly basis and attempt to collect per the applicable regulatory requirements. The patient is asked to make a co-payment at the time of ordering products, either by check or credit card. If there is no response to the request, we will wait until either Medicare or a private insurer pays their portion and then bill the patient with their co-payment per the Medicare regulations.

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Accounts Receivable, Net (continued)

The following schedule summarizes the allowance for doubtful accounts:

		Additions
	Balance	Charged to
	Beginning	Costs and		Balance End
	of Period	Expenses	Deductions	of Period
June 30, 2004	$-	$6,058	$-	$6,058
June 30, 2005	$6,058	$15,477	$-	$21,535
June 30, 2006	$21,535	$1,744,346	$341,605	$1,424,276

Note 6. Property, Plant and Equipment

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

Note 7. Notes Payable

During July 2004, the Company renegotiated certain private investors senior secured notes originally bearing interest at 12% per annum, with total interest payable in equal monthly installments between February, 2005 and July, 2005, and collateralized by the assets of the Company. The notes further allow for the holders to subscribe for and purchase warrants for up to 4% of the fully-diluted Common Shares of the Company (see note 10). The terms of the renegotiation extended the maturity date to September 30, 2005 and included accrued interest of $61,248. At June 30, 2006 and 2005 the principle balance due under the notes totaled $-0- and $707,049, respectively. Accrued interest totaled $-0- and
$77,287 at June 30, 2006 and 2005, respectively. On November 25, 2005 the notes were purchased by Jepera
Investments, Inc. The Company agreed to pay Jepera Investments, Inc. on or before December 1, 2005 the total sum of $812,996 and issue 440,344 shares of unrestricted Common Shares of the Company as a full and final settlement of all amounts due, including interest and penalties. The Company made payment for all amounts due for principle and interest on December 5, 2005.

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

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Related Party Transactions

At June 30, 2005 the Company had a convertible note payable to a shareholder totaling $224,515 including accrued interest of $41,515 which was converted, on a dollar for dollar basis, into preferred C stock at June 30,
2005 (see note 13). The note was for obligations relating to the preparation of a business plan during the year ended June 30, 2003, with interest at 12.5% per annum, repayable in 48 monthly installments of $4,864. The note was collateralized by all property plant and equipment. The note was convertible into any outstanding series of common or preferred stock at any time the note was outstanding, at a par value of $0.10 per share and has priority interest to all other issued debt. During the years ended June 30, 2006 and 2005, the Company had incurred interest on the note totaling $-0- and $6,066, respectively.

The Company had loans payable to a shareholder totaling $24,827 relating to monies advanced during the year ended June 30, 2004. The loan was interest free, repayable on demand and was converted to preferred C stock at June 30, 2005 (see note 13).

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
(see note 9). Should the Company undertake any Stock Option Plan without the approval of the shareholder it will be deemed in default of the agreement and make a one time payment of $25 million and 5 million shares.
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
(see note 9). Should the Company undertake any Stock Option Plan without the approval of the shareholder it will be deemed in default of the agreement and make a one time payment of $25 million and 5 million shares.
The agreement lasts for a period of ten years, with the said term extendable at the discretion of the shareholder, and provides for 52 weekly payments each year. The service agreement was terminated on June 30, 2006.

Accrued consulting fees totaled $117,900 and $-0- at June 30, 2006 and 2005, respectively, after deducting payments totaling $337,241 and $331,598, respectively. At June 30, 2005 accrued consulting fees totaling
$462,626 were converted to preferred C stock (see note 13).

An assessment was carried out by a construction company owned by a close relative of the Company president into the suitability of enlarged facilities to house the Company's operations. At June 30, 2006 a total of $43,590 had been capitalized to leasehold improvements.

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Related Party Transactions (continued)

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

During the years ended June 30, 2005 and 2004 the Company issued 954,000 and 433,000 founders shares, respectively to two major shareholders (see note 13).

During the year ended June 30, 2006 the Company incurred interest expense totaling $184,266 to note holders who were also stockholders' in the Company.

During the year ended June 30, 2006 the Company issued to three major shareholders 1,513,450 shares of restricted common stock for services rendered (see note 13).

Note 9. Stock Options

Under service agreements with two major stockholders and executives (see note 8) the Company has allocated
500,000 shares of stock in the form of stock options to each stockholder at December 31, 2005, 2004 and
2003, respectively, at par value of $.0001 per share. There is no set term for the options.

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

Note 10. Derivative Financial Instruments

At June 30, 2005 the Company had outstanding warrants to purchase 440,344 shares of unrestricted Common
Shares, respectively, based on 4% of the fully-diluted Common Shares of the Company at an exercise price of
$0.01 per "Warrant Share" up to July 18, 2009 (see note 7). The Company adopted the provisions of SFAS
No. 123R to compute an estimated fair value of $943,104 for the stock warrants using the "Black Scholes"
model at June 30, 2005 and reserved 440,344 shares for the exercise of the stock warrants. The following assumptions were made in estimating fair value:

Risk-free rate	3.72%
Volatility	76%

On December 1, 2005 the holders of the "Warrant Shares" purchased 440,344 shares of unrestricted Common
Shares. The Company adopted the provisions of SFAS No. 123R to compute a fair value of $2,131,265
(see note 13).

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Commitments

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

On April 7, 2006 the Company entered into a one year lease for a residential property in Fort Lauderdale, Florida commencing April 8, 2006 for two major stockholders and executives of the Company. The lease requires an annual rental of $60,000 including property taxes. Rental expenses are charged against the amount allowed in the service agreements with the two executives for housing costs (see note 8).

Rent charged to operations in the years ended June 30, 2006, 2005 and 2004 totaled $121,496, $59,195 and $49,386, respectively.

The following is a schedule of approximate minimum future rentals on the non-cancelable operating leases:

Year ending June 30,
	2007	288,270
	2008	237,950
	2009	235,337
	2010	238,466
	2011	247,358
Thereafter		1,324,723

		$2,572,104

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Concentration of Credit Risk

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

Note 13. Stockholders' Equity

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
The holder of any share of preferred stock shall have the right, at their option at any time, to convert any such shares, plus any accrued dividends, into such number of fully paid shares of common stock. After conversion the Company will issue to the holder of each preferred share, one share of common stock for each preferred share converted. Dividends on the series B and C preferred stock shall accrue from the date of original issuance, on a cumulative basis, at the rate of 12% and 6%, respectively, payable in each calendar year only if determined and declared by the Board of Directors. At June 30, 2005 stockholders, notes, loans and accrued liabilities totaling $711,968 were converted into series C preferred stock on a one for one basis (see note 8).

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

During the years ended June 30, 2006, 2005 and 2004 the Company issued -0-, 954,000 and 433,000 founders shares, respectively at the par value of $.0001 per share. These shares were authorized at the time of incorporation when the Company had no assets, contracts or sales and were issued as payment for the preparation of a business plan for the Company (see note 8).

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Stockholders' Equity (continued)

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

During the year ended June 30, 2006 the Company issued 1,513,450 shares of restricted common stock to major shareholders for services rendered and expensed the fair market value totaling $7,113,214 at $4.70 per share (see note 8).

During the year ended June 30, 2006 the Company issued 205,240 shares of restricted common stock to employees for services rendered and expensed the fair market value totaling $992,716 at prices ranging from $5.95 to $4.70 per share.

During the year ended June 30, 2006 the holders of "Warrant Shares" purchased 440,344 shares of unrestricted Common Shares. The company expensed the fair value of these shares totaling $2,131,265 at $4.84 per share (see note 10).

During the year ended June 30, 2006 the Company issued 2,500,000 shares of Class A common stock to three major shareholders. Each share entitles the holder to ten (10) votes for each share held
On June 30, 2006 by a vote of the board of directors this class of shares were retired.

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Provision for Income Taxes

The approximate provision for federal income taxes as of June 30, 2006, 2005 and 2004 consists of the following:

	2006	2005	2004
Current (benefit)	$(9,942,000)	$(624,000)	$(467,000)
Valuation allowance	9,942,000	624,000	467,000

	$-	$-	$-

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant approximate components on the net deferred taxes, at June 30, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Deferred tax assets:
Net operating loss carry forward	$(11,127,000)	$(1,176,000)	$(710,000)
Valuation allowance	11,127,000	1,176,000	710,000

Total net deferred tax assets	$-	$-	$-

	2006	2005	2004
Deferred tax assets:
Federal net operating loss carryforward	$9,543,000	$951,000	$621,000
State net operating loss carryforward	1,577,000	227,000	97,000
Depreciation	7,000	-	-

Total deferred tax assets	11,127,000	1,178,000	718,000

Deferred tax liability:
Depreciation	-	(2,000)	(8,000)

Total deferred tax liability	-	(2,000)	(8,000)

Net deferred tax assets before valuation allowance	11,127,000	1,176,000	710,000
Valuation allowance	(11,127,000)	(1,176,000)	(710,000)

Net deferred tax assets	$-	$-	$-

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

Note 15. Advertising

The Company expenses advertising costs as incurred. During the years ended June 30, 2006, 2005, and 2004, the amount expensed totaled $4,448,893, $152,657 and $107,339 respectively.

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Major Customers

Sales to patients covered by Medicare amounted to approximately 70% of total sales for the year ended
June 30, 2006. The loss of Medicare reimbursements could have a material adverse impact on the Company's operations.

Note 17. Litigation

The Company was a defendant in several lawsuits filed by vendors for breach of contract at June 30, 2006.
The Company has currently recorded a payable of $56,962. The plaintiffs have claimed a total of approximately
$750,000. The outcome of these cases cannot be predicted at this time.

On or about February 9, 2002 Dr. Felix Balasco filed a complaint against the Company and two major shareholders alleging that the plaintiff was crucial in starting the Company and claimed entitlement to
1,500,000 shares of common stock. A settlement agreement was executed on October 30, 2006 under which the Company agreed to pay the sum of $100,000 to the plaintiff and the two major shareholders agreed to transfer their ownership of 400,000 shares of restricted common stock of the Company to the plaintiff.

The Company may be involved in litigation alleging breach of contract and other matters in connection with a former in-house counsel of the Company who served in that capacity for approximately six weeks and who sent a written demand letter claiming 100,000 shares of the Company's common stock and $16,000 in unpaid compensation. The Company has denied the claim and has sent a demand letter for the immediate return of the Company's property and is filing an action with the Florida Bar alleging ethical violations including failure to honor attorney-client privilege. Following which the Company may take civil action for Replevin and unjust enrichment. The Company has currently recorded a payable and expensed the fair market value of the $100,000 shares of common stock totaling $415,000 (see note 3).

A complaint was filed by a Michael Pringle against the Company alleging that he was an original investor in the Company and had never received the shares of common stock to which he was entitled. The plaintiff had won a judgment in a Mississippi court on June 29, 2006 which the Company was contesting in Florida circuit court. On November 30, 2006 the Company reached a settlement with the plaintiff and agreed to issue
335,800 shares of common stock to the plaintiff. The Company has currently recorded a payable and expensed the fair market value of the of the common stock totaling $1,057,770 (see note 3).

Note 18. Fair Value of Financial Instruments

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

Note 19. Officers Benefits
The following schedule summarizes the cost of officers benefit:

	2006	2005	2004
Stock options	$4,600,000	$200,000	$100
Housing benefit	96,000	96,000	96,000
Stock issued for services	7,113,215	-	-

	$11,809,215	$296,000	$96,100

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Earnings Per Share

	June 30,	June 30,	June 30,
	2006	2005	2004
Net loss	$ 26,013,163	$ 2,562,611	$ 1,170,593

Weighted average common shares outstanding	10,827,936	7,194,963	5,765,387

Basic loss per common share	$ 2.40	$ 0.36	$ 0.20

Series A convertible preferred units and convertible C preferred stock could potentially dilute basic EPS in the future but were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 21. Subsequent Events

On December 8, 2006 the Company became obligated to certain private investors under a loan and security agreement bearing interest at 12% per annum and maturing on June 8, 2010, with interest only payments monthly, secured by all assets of the Company. At December 31, 2006 an initial draw under the facility totaling $4,750,000 had been received, with two further draws of $1,750,000 each being available under certain conditions. The Company paid $165,000 and $70,000 under the facility for commitment fees and legal fees, respectively. The note contains an embedded conversion feature that allows the holder, on giving five business days notice to convert all or part of the note into restricted common shares as follows:

Conversion	Conversion
Price per Share	Percentage
$ 1.50	42.86%
$ 2.00	28.57%
$ 2.50	28.57%

100.00%

Should the Company fail to appoint a Chief Executive Officer and Chief Financial Officer within a stipulated period a "Conversion Price Adjustment Event" will occur resulting in the conversion price falling to $1.00 from $1.50 for 42.86% of the amount converted.

The Company is required to file a Registration Statement with the Securities and Exchange Commission within 90 days of the closing and is further required to use commercially reasonable efforts to cause the
Registration Statement to be declared effective as soon as possible after the filing date, but in any event prior to the "Required Effectiveness Date" which is 180 days after the closing date, after which the Company will be required to pay monthly damages of $20,000.

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

	Annual Compensation

	Fiscal	Salary and Consulting		Other Annual Compensation(1)	All Other
Name and Principal Position	Year	Fees$)	Bonus($)	($)	Compensation(2)

Debra L. Towsley, President	2006	200,000	—	48,000	5,034,107
	2005	160,000	—	48,000	100,000
	2004	120,000	—	48,000	50
Raymond J. Talarico, EVP& Chairman	2006	200,000	—	48,000	5,034,107
	2005	160,000	—	48,000	100,000
	2004	120,000	—	48,000	50
Charles Hansen III. COO	2006	49,040	—	0	1,645,000
	2005	3,500	—	0	-0-
	2004	28,269	—	0	-0-

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

Options granted in the last fiscal year

The following table sets forth information relating to the options awarded to, earned by or paid to the executive officers set forth below per the compensation agreements in place during fiscal 2006, 2005 and 2004 for services rendered. The cost of the options has been included with “All Other Compensation” above.

	Fiscal
Name and Principal Position	Year	Number Options	Exercise Price

Debra L. Towsley, President	2006	500,000	.0001
	2005	500,000	.0001
	2004	500,000	.0001
Raymond J. Talarico, EVP& Co-Chairman	2006	500,000	.0001
	2005	500,000	.0001
	2004	500,000	.0001

All other compensation:

The dollar amount of each component within “All Other Compensation” is as follows:

	2006	2005	2004
Raymond J. Talarico
Stock	$2,734,107	$-0-	$-0-
Stock options	$2,300,000	$100,000	$50
totals	$5,034,107	$100,000	$50

Deborah L. Towsley
Stock	$2,734,107	$-0-	$-0-
Stock options	$2,300,000	$100,000	$50
totals	$5,034,107	$100,000	$50

Charles Hansen III
Stock	$1,645,000	$-0-	$-0-
Stock options	$-0-	$-0-	$-0-
totals	$1,645,000	$-0-	$-0-

The stock was issued for services rendered and was accounted for at fair value on the grant date in accordance with FASB No. 123R using the closing stock price.

The Company has adopted the “Black Scholes” model to book the estimated fair value of the stock options on the grant date using the provisions of FASB No. 123R.

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

Title of Class	Name and Address of Beneficial Owner (1)	Number of Shares	Percent of Class

Common	Debra L. Towsley 2101 W Atlantic Blvd., Ste 101, Pompano Beach, FL 33069	3,060,020 (2)	18.06%
Common	Raymond J. Talarico 2101 W Atlantic Blvd., Ste 101, Pompano Beach, FL 33069	3,060,020 (2)	18.06%
Common	Charles W. Hansen, III 2101 W Atlantic Blvd., Ste 101, Pompano Beach, FL 33069	1,127,021	6.65%

	All officers and directors as a group	7,247,061	42.76%

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

Item 13. Certain Relationships and Related Transactions

At June 30, 2005 the Company had a convertible note payable to a Mr. Raymond Talarico, CEO, totaling $224,515 including accrued interest of $41,515 which was converted, on a dollar for dollar basis, into preferred C stock at June 30, 2005 (see note 10). The note was for obligations relating to the preparation of a business plan during the year ended June 30, 2003, with interest at 12.5% per annum, repayable in 48 monthly installments of $4,864. The note was collateralized by all property plant and equipment. The note was convertible into any outstanding series of common or preferred stock at any time the note was outstanding, at a par value of $0.10 per share and has priority interest to all other issued debt. During the years ended June 30, 2006 and 2005, the Company had incurred interest on the note totaling $-0- and $6,066, respectively.

The Company had loans payable to Ms. Debra Towsley, President, totaling $24,827 relating to monies advanced during the year ended June 30, 2004. The loan was interest free, repayable on demand and was converted to preferred C stock at June 30, 2005.

Consulting services were provided to the Company for the year ended June 30, 2005 by certain shareholders: Raymond Talarico, $60,360, Charles W. Hansen, $17,125 and Richard Greene $22,120 for the period ending June 30, 2005 totaling $99,605.00.

In December 2002, the Company entered into a service agreement with Ms. Debra Towsley, President, at the time of the agreement, for the provision of consulting services to the Company. The terms of the agreement provide for aggregate payments of $60,000 per annum until such time as the Company enters into operations, $120,000 for the first year of operations, with annual increases thereafter of $40,000 or 3% of gross sales, whichever is greater. The agreement also provided for the payment of various expenses, including housing expenses of $4,000 per month, health insurance, and life insurance in the amount of $5 million. As additional compensation the shareholder is allocated each year 500,000 shares of stock in the form of stock options, at par value. (see note 6). Should the Company undertake any Stock Option Plan without the approval of the shareholder it will be deemed in default of the agreement and make a one time payment of $25 million and 5 million shares. The agreement lasts for a period of ten years, with the said term extendable at the discretion of the shareholder, and provides for 52 weekly payments each year. The service agreement was terminated on June 30, 2006.

In December 2002, the Company entered into a service agreement with Mr. Raymond Talarico, CEO at the time of the agreement, for the provision of consulting services to the Company. The terms of the agreement provide for aggregate payments of $60,000 per annum until such time as the Company enters into operations, $120,000 for the first year of operations, with annual increases thereafter of $40,000 or 3% of gross sales, whichever is greater. The agreement also provided for the payment of various expenses, including housing expenses of $4,000 per month, health insurance, and life insurance in the amount of $5 million. As additional compensation the shareholder is allocated each year 500,000 shares of stock in the form of stock options, at par value (see note 6). Should the Company undertake any Stock Option Plan without the approval of the shareholder it will be deemed in default of the agreement and make a one time payment of $25 million and 5 million shares. The agreement lasts for a period of ten years, with the said term extendable at the discretion of the shareholder, and provides for 52 weekly payments each year. The service agreement was terminated on June 30, 2006.

Accrued consulting fees totaled $117,900 and $-0- at June 30, 2006 and 2005, respectively, after deducting payments totaling $337,241 and $331,598, respectively. At June 30, 2005 accrued consulting fees totaling $462,626 were converted to preferred C stock.

An assessment was carried out by a construction company, Towsley Construction, owned by a close relative of the Company president into the suitability of enlarged facilities to house the Company's operations. At June 30, 2006 a total of $43,590 had been capitalized to leasehold improvements.

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

During the year ended June 30, 2006 the Company issued to Ms Debra Towsley and Messrs. Raymond Talarico and Charles Hansen shareholders 1,513,450 shares of restricted common stock for services rendered.

During the year ended June 30, 2006, the Company incurred interest expense totaling $184,266 to noteholders who were also stockholders in the Company.

During the year ended June 30, 2005, the Company issued 954,000 founders shares to two major shareholders.

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

 Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of June 30, 2005 and June 30, 2006.

Consolidated Statements of Operations for the Years Ended June 30, 2004, 2005 and 2006.

Consolidated Statements of Shareholders” Deficit, for the Years Ended June 30, 2004, 2005 and 2006.

Consolidated Statements of Cash Flows for the Years Ended June 30, 2004, 2005, and 2006.

Notes to Consolidated Financial Statements.

2. Schedules to Financial Statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K

3. See Index to Exhibits on page 50 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDirect Latino, Inc.

Date: March 5, 2007                       By:     /s/ Debra L. Towsley
------------------------------------
Debra L. Towsley
President/CEO and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2007                          By:     /s/ Debra L. Towsley
------------------------------------
Debra L. Towsley
President/CEO and Director
(Principal Financial and Accounting Officer)

Date: March 5, 2007       By:     /s/ Raymond J. Talarico
------------------------------------
Raymond J. Talarico
Executive Vice President
Chairman of the Board of Directors

Date: March 5, 2007       By:     /s/ Charles W. Hansen, III
-----------------------------------
Charles W. Hansen, III
Chief Operating Officer, Director

Exhibit	Description
2	Reorganization Agreement with Interaxx Digital Tools, Inc., dated July 23, 2004 (1)
3	3.1 Articles of Incorporation of Interaxx Digital Tools, Inc.
dated December 30, 2002 (1)
3.2 Articles of Amendment of Interaxx Digital Tools, Inc. amending name to Latino RX Direct, Inc., dated November 3, 2004 (1)
3.3 Amended and Restated Articles of Latino RX Direct amending name to MEDirect Latino, Inc., dated February 10, 2005 (1)
3.4 Articles of Amendment of MEDirect Latino, Inc. dated February 3, 2006 (1)
3.5 Articles of Amendment of MEDirect Latino, Inc. dated October 10, 2006 (3)
3.6 Bylaws (1)
10	10.1 Service Agreement (Consulting) between MEDirect Latino and
Debra L. Towsley, dated December 2, 2002 (2)
10.2 Service Agreement (Consulting) between MEDirect Latino and
Raymond J. Talarico, dated December 2, 2002 (2)
10.3 Office/Warehouse Lease Agreement dated February 8, 2006 (3)
10.4 Convertible note dated June 30, 2005
14	Code of Ethics (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 905 of the Sarbanes-Oxley Act of 2002

1. Incorporated by reference to our Registration Statement on Form 10 filed February 17, 2006, file # 0-51795
2. Incorporated by reference to our Registration Statement on Form 10 filed March 24, 2006.
3. Incorporated by reference to our Annual on Form 10K filed October 27, 2006, file # 0-51795