Form 10-Q/A
period 2006-09-30
MEDIRECT LATINO INC
filed 2007-03-09
CIK 1203018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment #1

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

Item 1. Financial Statements
MEDIRECT LATINO, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30	June 30
	2006	2006
	Restated	Restated
	(Unaudited)
Current assets:
Cash	$589	$77,681
Accounts receivable, net of allowance for doubtful accounts of $1,490,937 and $1,424,276
as of September 30, 2006 and June 30, 2006, respectively	2,089,798	2,304,183
Inventories	13,840	84,006
Prepaid expenses and other current assets	53,989	42,557

Total current assets	2,158,216	2,508,427

Property, plant and equipment, net	464,734	401,908

Other assets:
Deposits and other assets	28,708	28,708

Total assets	$2,651,658	$2,939,043

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable trade	4,010,867	3,402,655
Accrued expenses payable - related parties	106,996	117,900
Accrued expenses payable	115,698	148,323
Notes payable	1,110,000	1,015,000

Total current liabilities	5,343,561	4,683,878

Stockholders' deficit:
Series A convertible preferred units, no par value, 668,108 and 1,000,000 units authorized,
issued and outstanding at September 30, 2006 and June 30, 2006, respectively	-	-
746,133 shares preferred C issued and outstanding at September 30, 2006 and
June 30, 2006, respectively	75	75
Common stock - $.0001 par value, 50,000,000 shares authorized, 17,365,283 and 16,951,739
shares issued and outstanding at September 30, 2006 and June 30, 2006, respectively	1,736	1,695
Additional paid-in capital (this includes amounts totaling $4,800,100 for stock options)	28,857,730	28,604,649
Accumulated deficit	(31,551,444)	(30,351,254)

Total stockholders' deficit	(2,691,903)	(1,744,835)

Total liabilities and stockholders' deficit	$2,651,658	$2,939,043

MEDIRECT LATINO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
	Restated
Sales - gross	$1,628,629	$534,263
Contractual adjustment	(438,432)	(110,019)
Sales - net	1,190,197	424,244

Cost of goods sold	407,813	132,252

Gross profit	782,384	291,992

Operating expenses:
Advertising and promotion	347,286	238,570
Officers salaries and consulting fees - related parties	80,000	100,000
Officers benefits - related parties	-	24,000
Selling and administrative	1,241,445	342,650
Depreciation and amortization	41,174	13,587
Bad debt expense	241,214	53,847
Interest and financing cost	31,455	570,693

Total operating expenses	1,982,574	1,343,347

Net loss	$(1,200,190)	$(1,051,355)

(Loss) per common share:
Basic	$(0.07)	$(0.11)

Weighted average common and common equivalent
shares outstanding:
Basic	17,089,587	9,669,298

MEDIRECT LATINO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
	Restated
Cash flows from operating activities:
Net loss	$(1,200,190)	$(1,051,355)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	41,174	13,587
Interest and financing cost	-	549,662
Bad debt expense	241,214	53,847
Stock issued for services	253,121	82,633
Change in assets and liabilities
Decrease (Increase) in
Accounts receivable	(26,829)	(296,828)
Inventories	70,166	1,079
Prepaid expenses and other current assets	(11,432)	633
(Decrease) Increase in
Accounts payable	608,213	68,123
Accrued expenses - related parties	(10,904)	-
Accrued expenses	(32,625)	112,991

Net cash used in operating activities	(68,092)	(465,628)

Cash flows from investing activities:
Purchases of property, plant and equipment	(104,000)	(19,313)

Net cash used in investing activities	(104,000)	(19,313)

Cash flows from financing activities:
Proceeds from short-term debt	95,000	-
Repayment of short-term debt	-	(17,075)
Proceeds from long-term debt	-	537,000

Net cash provided by financing activities	95,000	519,925

Net increase (decrease) in cash	(77,092)	34,984

Cash at beginning of period	77,681	202

Cash at end of period	$589	$35,186

Supplementary disclosure of cash flow information:
Non-cash investing and financing activities:
Financing cost attributable to recording fair value of stock warrants	$-	$549,662
Stock issued for services	$253,121	$82,633

Interest paid	$-	$-

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

Note 2. Restatement of Financial Statements

The Company has recorded a payable for the cost of television advertising totaling $61,245 during the year ended June 30, 2006.

The Company has recorded a payable for the cost of a legal settlement with a third party totaling $1,057,770 during the year ended June 30, 2006.

The Company has recorded a payable for a liability to its in-house counsel totaling $415,000 under a service agreement with the Company during the year ended June 30, 2006.

The Company has reduced a payable by $105,440 to reflect a reduction of liability following the settlement of a lawsuit against the Company.

The Company has restated accounts payable and accumulated deficit at September 30, 2006 to reflect the restatements totaling $1,428,575 at June 30, 2006.

The Company has recorded a payable and expensed the cost of television advertising totaling $347,925 during the three months ended September 30, 2006.

		Adjustments
	As filed	to restate	Restated
Balance sheet data as at June 30, 2006
Accounts payable	1,974,080	1,428,575	3,402,655
Accumulated deficit	(28,922,679)	(1,428,575)	(30,351,254)

Balance sheet data as at September 30, 2006
Accounts payable	2,234,367	1,776,500	4,010,867
Accumulated deficit	(29,774,944)	(1,776,500)	(31,551,444)

Statement of operations for the three months
ended September 30, 2006
Advertising and promotion	-	347,286	347,286
Selling and administrative	1,240,806	639	1,241,445
Net loss	(852,265)	(347,925)	(1,200,190)
Basic loss per common share	(0.05)	(0.02)	(0.07)

As a consequence of changes made to the consolidated balance sheets and consolidated statements of operations, as noted above, the consolidated statements of cash flows have been restated accordingly.

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company had a net operating loss of approximately $1.2 million for the three months ended September 30, 2006 and an accumulated deficit of approximately $31.5 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. The Company plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The Company has obtained significant new funding from certain private investors (see note 9). The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

The financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 4. Accounts Receivable, Net

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

Note 5. Notes Payable

During January, 2006 to September, 2006 the Company became obligated to certain private investors under promissory notes totaling $1,110,000 unsecured and bearing interest at 10% per annum. The notes mature at the time of any receipt of private funding in excess of $1.5 million, or during January and May, 2007. Accrued interest with respect of these notes totaled $51,872 at September 30, 2006.

Note 6. Concentration of Credit Risk

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

Note 7. Stockholders' Equity

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

Note 8. Litigation

The Company was a defendant in several lawsuits filed by vendors for breach of contract at September 30, 2006.
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

A complaint was filed by a Michael Pringle against the Company alleging that he was an original investor in the Company and had never received the shares of common stock to which he was entitled. The plaintiff had won a judgment in a Mississippi court on June 29, 2006 which the Company was contesting in Florida circuit court. On November 30, 2006 the Company reached a settlement with the plaintiff and agreed to issue
335,800 shares of common stock to the plaintiff. At September 30, 2006 the Company has recorded a payable for the fair market value of the of the common stock totaling $1,057,770 (see note 2).

Note 9. Subsequent Events

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

Results of Operations for Period Ended September 30, 2006

Since the Company was formed on July 1, 2002, it has incurred a net loss of approximately $31.6 million. We had a net operating loss of approximately $26.0 million for the year ended June 30, 2006 and an accumulated deficit of approximately $30.3 million as of June 30, 2006.

During the three month period ended September 30, 2006, we incurred a net loss in the amount of $1,200,190. Selling and Administrative expenses were $1,241,445. The Company also recognized $41,174 in depreciation.

Revenues.

Revenues until April 2005 were derived solely through our direct response, television test marketing in four geographic areas, and totaled approximately $350,000. In March 2005, we substantially increased our gross revenues due to the launch of our media campaign in Puerto Rico, and our national launch on September 20, 2005, and continuing through June of 2006, media spend for fiscal 2006 was $4,448,893. Advertising spend for the fiscal Fourth Quarter (the period preceding this report) was $1,881,294 or 43% of total advertising spent during the fiscal year, which resulted in $3,980,425 in gross revenue or $3,411,910 in net adjusted sales.

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

Additionally, on July 10, 2006 the Company filed with the Florida Agency for Health Care Administration (AHCA), for licensure as Home Medical Equipment Provider (HME). On November 21, 2006 the Company received its Florida Agency for Health Care Administration (ACHA) HME Provider License. During this period described herein the Company elected to suspend the distribution of all HME related products which include; heating pads, seat lifts, canes and walkers to new and existing customers. The result of the Company’s not providing HME products during the period negatively impacted both revenue and gross margins. As of the date of this report the Company is selling and distributing HME products.

The following sets forth the gross revenues realized by the Company;

2007 Fiscal Quarterly results are as follows:

▪	First Quarter fiscal 2007 gross sales were $1,628,629 contractually adjusted to $1,190,197 up 180% over First Quarter 2006 net sales.

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

Selling, general and administrative.

SG&A expenses include the wages and salaries of administrative and sales personnel, as well as other general overhead costs not directly related to product costs. SG&A expenses for wages and salaries were approximately $437,000 for the period ended September 30, 2006. These increases over the base period ended June 30, 2006, were due to the increasing of our staffing as well as other general overhead costs not directly related to product costs. As of September 30, 2006, the Company has 72 employees, which represents a 480% increase for the corresponding period in 2005. During the three months ended September 30, 2006 the Company issued 81,652 shares to Tomas Johansen, a former director of the Company for services rendered and expensed the (FMV) Fair Market Value totaling $253,121 at $3.10 per share.

Income from operations.

Gross sales revenue from operations during the period ended September 30, 2006 was $1,628,629 which represents a 180% increase over the same period ending September 30, 2005. We have had losses since our existence began of approximately $31.6 million, which includes the cost of the Fair Market Value (FMV) of stock issued to consultants, employees and shareholders as well as financing costs of options issued totalling approximately $20.9 million. Thus net cash operating losses since inception have totaled approximately $10.7 million. The Company believes that cash operating losses will substantially decrease in each subsequent quarter from this time forward, and does not estimate substantial stock issuances that could give rise to additional non-cash losses.

Interest and financing cost.

The Company incurred interest and financing costs for the period ended September 30, 2006 of was $31, 455.

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

On December 8, 2006 the Company became obligated under a loan agreement with Granite Creek Partners, a private investment fund, for a facility totaling $8.25 million, of which $4.75 million was received on December 8, 2006 and the balance of $3.5 million will be received in two future draws of $1.75 million pursuant to the hiring of a Chief Financial Officer and a Chief Executive Officer at the approval of the Company. The Loan will bear interest at the rate of 12% per annum payable monthly. The Loan will mature in June 2010. Detail related to the terms of the Loan has been provided in Subsequent Events in footnote 9 to the financial statements. The planned use of the funding is for general working capital, repayment of existing debt and increased advertising. (See Note 9 of the accompanying Financial Statement.)

Liquidity and Capital Resources

Liquidity

Cash flows from operating activities.

Net cash used by operating activities since inception to September 30, 2006 has been approximately a negative $7.7 million due to the significant advertising and other operating expenses that we have incurred. Significant increases in the growth of the Company have resulted in material changes in the Allowance for Doubtful Accounts, Accounts Receivable, and Accounts Payable. Due to the recertification process which impacted the ability to bill and receive Medicare reimbursement for a significant part of the Company’s fiscal 2007 first quarter, the Company had negative cash flow in the quarter of $77,092, which compared to positive cash flow of $34,984 in the year ago comparable quarter.

Capital expenditures.

Since our inception, the capital equipment purchased by us includes telecom equipment, computer equipment and business furniture and equipment. Total capital expenditures, from our inception to June 30, 2006, were approximately $554,000, of which approximately $223,000 represents leasehold improvements to the new facility. Capital expenditures for the period ended September 30, 2006 were $104,000, of which $93,458 represented additional leasehold improvements.

Capital Resources

Historically, we have relied upon common stock and preferred stock offerings, as well as subordinated loans from management and shareholders to pay our operating and media costs. All offerings were made in compliance with Regulation D and Section 4(2) of the Securities Act of 1933, as amended, where applicable.

Equity offerings or subordinated debt financings to date include:
Type of Offering	Amount of Offering	Offering Price Per Share (1)	Closing Date

Series A Preferred	$ 329,604	$2.50	12/2002
Debt Offering	$ 645,800		07/2003
Series B Preferred	$ 460,140	$2.30	11/2004
Common Stock	$ 754,456	$2.00	03/2005
Debt Offering	$ 537,000		09/2005
Common Stock	$2,345,310	$1.75	11/2005

(1) The Financial Statements reflect the diluted price per share. The dilution reflected in the financial statements takes into account all previously issued shares, the shares issued as part of each respective offering, and expenses incurred in the issuance of the shares.

Contractual Obligations as of September 30, 2006	Total	Payments Made Fiscal 2007	Payments Due Fiscal 2007	Payments Due 2008-2011	Thereafter

Short-term debt	$1,110,000	$-0-	$1,110,000	-0-	-0-
Lease Obligations	$2,572,104	$56,013	$232,257	$959,111	$1,324,723

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

An analysis of the provision is as follows:

	THREE MONTHS ENDED
	9/30/2006	9/30/2005

Bad debt expense	$241,214	$53,847
Bad debt allowance	$1,490,937	$75,382
Bad debt expense as a percentage of net sales	20%	13%
Bad debt allowance as a percentage of receivables	42%	21%

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

An aging schedule of receivables at September 30, 2006:

Current	Over 30 Days	Over 60 Days	Over 90 Days	Total
337,819	258,951	265,291	2,718,674	$3,580,735

An aging schedule of receivables at September 30, 2005:

Current		Over 60 Days	Over 90 Days	Total
256,626		5,498	82.919	360,010

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

To date, we have limited revenues and limited assets and have experienced operating losses since inception. We had a net operating loss of approximately $26.0 million for the year ended June 30, 2006 and an accumulated deficit of approximately $30.3 million as of June 30, 2006. The actual operating loss from operations was approximately $6.0 million or 23%. The balance of the current year loss was attributable to the valuation of stock issued, and interest and finance costs of $20.9 million or 77%. For the periods presented in this report, the Company used the ‘Black Scholes’model to calculate stock valuations for options and warrants, in accordance with SFAS No. 123R. There can be no assurance that the Company will generate significant revenues in the future or that we will be able to generate sufficient cash flow to meet expenses. Although initial operations support the profit potential of the business model, there can be no assurance results of operations or our business strategy will achieve significant revenue or profitability in the near future.

 We have a working capital deficit.

Since inception the Company has not been profitable and has a working capital deficit of $3,185,345 as of September 30, 2006.

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

Item 1B. Unresolved Staff Comments

The Company is in receipt of Staff comments dated November 29, 2006. The Company filed it’s amended 10K with it’s response letter on March 6, 2007 to address those comments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth all sales of the Company's securities since inception. All sales were made pursuant to Section 4(2) or Regulation D of the Securities Act of 1933, as amended, and were sold by officers of the Company and/or an NASD registered firm.

Equity offering or subordinated debt financing to date include:

Type of Offering	Amount of Offering	Offering Price Per Share (1)	Closing Date

Series A Preferred	$ 329,604	$2.50	12/2002
Debt Offering	$ 645,800		07/2003
Series B Preferred	$ 460,140	$2.30	11/2004
Common Stock	$ 754,456	$2.00	03/2005
Debt Offering	$ 537,000		09/2005
Common Stock	$2,345,310	$1.75	11/2005

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

(b) A report on Form 8-K was filed on March 3, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDirect Latino, Inc.

Date: March 9, 2007	By:	/s/ Debra L. Towsley

Principal Executive Officer