Form 10-Q
period 2006-12-31
MEDIRECT LATINO INC
filed 2007-03-16
CIK 1203018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
    For the quarterly period ended: December 31, 2006

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2007, there were 17,446,774shares of our common stock outstanding.

INDEX

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheet, December 31, 2006 (unaudited) and June 30, 2006.

Consolidated Statements of Operations, for the three and six months period ended
December 31, 2006 and 2005 (unaudited).

Consolidated Statement of Changes in Stockholders' Deficiency for the six months ended
December 31, 2006 (unaudited)

Consolidated Statements of Cash Flows, for the six month period ended
December 31, 2006 and 2005 (unaudited).

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management's Discussion and Analysis or Plan of Operation

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

MEDIRECT LATINO, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	December31	June 30
	2006	2006
	(Unaudited)	Restated
Current assets:
Cash	$2,793,137	$77,681
Accounts receivable, net of allowance for doubtful accounts of $1,361,356 and $1,424,276
as of December 31, 2006 and June 30, 2006, respectively	1,742,797	2,304,183
Inventories	109,102	84,006
Prepaid expenses and other current assets	92,338	42,557

Total current assets	4,737,374	2,508,427

Property, plant and equipment, net	431,961	401,908

Other assets:
Loan fees, net	229,247	-
Deposits and other assets	29,411	28,708

Total other assets	258,658	28,708

Total assets	$5,427,993	$2,939,043

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable trade	2,516,774	3,402,655
Accrued expenses payable - related parties	-	117,900
Accrued expenses payable	122,259	148,323
Note payable - short term	318,500	1,015,000

Total current liabilities	2,957,533	4,683,878

Long-term liabilities:
Convertible securities	4,750,000	-

Total long-term liabilities	4,750,000	-

Total liabilities	7,707,533	-

Stockholders' deficit:
Series A convertible preferred units, no par value, 667,608 and 1,000,000 units authorized,
issued and outstanding at December 31, 2006 and June 30, 2006, respectively	-	-
746,133 shares preferred C - $.0001 par value, issued and outstanding at December 31, 2006 and
June 30, 2006, respectively	75	75
Common stock - $.0001 par value, 50,000,000 shares authorized, 17,726,583 and 16,951,739
shares issued and outstanding at December 31, 2006 and June 30, 2006, respectively	1,773	1,695
Additional paid-in capital (this includes amounts totaling $4,800,100 for stock options)	29,965,463	28,604,649
Accumulated deficit	(32,246,851)	(30,351,254)

Total stockholders' deficit	(2,279,540)	(1,744,835)

Total liabilities and stockholders' deficit	$5,427,993	$2,939,043

MEDIRECT LATINO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Sales - gross	$2,388,272	1,127,355	$4,016,901	$1,586,783
Contractual adjustment	(882,084)	(120,403)	(1,320,516)	(155,587)
Sales - net	1,506,188	1,006,952	2,696,385	1,431,196

Cost of goods sold	357,832	260,689	765,645	392,941

Gross profit	1,148,356	746,263	1,930,740	1,038,255

Operating expenses:
Advertising and promotion	114,238	769,184	461,524	1,007,754
Officers salaries and consulting fees - related parties	133,124	109,689	213,124	209,689
Officers benefits - related parties	-	24,000	-	48,000
Selling and administrative	1,093,312	932,242	2,334,757	1,274,892
Depreciation and amortization	50,576	15,261	91,750	28,848
Loss on assets abandoned	13,326	-	13,326	-
Bad debt expense	383,867	226,376	625,081	280,223

Total operating expenses	1,788,443	2,076,752	3,739,562	2,849,406

Operating loss	(640,087)	(1,330,489)	(1,808,822)	(1,811,151)

Other expense:
Interest and financing cost	(55,320)	(654,911)	(86,775)	(1,225,604)

Net loss	$(695,407)	$(1,985,400)	$(1,895,597)	$(3,036,755)

(Loss) per common share:
Basic	$(0.04)	$(0.19)	$(0.11)	$(0.30)

Weighted average common and common equivalent
shares outstanding:
Basic	17,485,716	10,332,551	17,153,287	9,991,568

MEDIRECT LATINO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

	2006	2005

Cash flows from operating activities:
Net loss	$(1,895,597)	$(3,036,755)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	91,750	28,848
Financing cost - stock warrants	-	1,188,161
Bad debt expense	625,081	280,223
Loss on assets abandoned	13,326	-
Stock issued for services	253,121	82,633
Stock issued for legal settlement	50,000	-
Change in assets and liabilities
(Increase) in
Accounts receivable	(63,695)	(801,163)
Inventories	(25,096)	(19,102)
Prepaid expenses and other current assets	(49,781)	(19,448)
Deposits and other assets	(703)	(6,140)
Increase (Decrease) in
Accounts payable	171,890	189,591
Accrued expenses - related parties	(117,900)	-
Accrued expenses	(26,064)	(36,384)

Net cash used in operating activities	(973,668)	(2,149,536)

Cash flows from investing activities:
Purchases of property, plant and equipment	(129,376)	(43,690)

Net cash used in investing activities	(129,376)	(43,690)

Cash flows from financing activities:
Proceeds from sale of common stock	-	2,345,310
Repayment of long-term debt	-	(707,049)
Payment of loan fees	(235,000)	-
Proceeds from long-term debt	4,750,000	587,000
Repayment of short-term debt	(791,500)	(17,075)
Proceeds from short-term debt	95,000	-

Net cash provided by financing activities	3,818,500	2,208,186

Net increase in cash	2,715,456	14,960

Cash at beginning of period	77,681	202

Cash at end of period	$2,793,137	$15,162

Supplementary disclosure of cash flow information:
Non-cash investing and financing activities:
Fair value of stock warrants converted from debt to equity	$-	$2,131,265
Financing cost attributable to recording fair value of stock warrants	$-	$1,188,161
Stock issued for legal settlement	$50,000	$-
Stock issued for services	$253,121	$82,633
Stock issued on conversion of liability to settle lawsuit	$1,057,770	$-

Interest paid	$93,357	$104,948

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended June 30, 2006. The accompanying consolidated financial statements for the six months ended December 31, 2006 are unaudited, and in the opinion of management include all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial position, result of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year period therefore, the results of operations for the six months ended December 31, 2006 are not necessarily indicative of operating results to be expected for the full year or future interim periods.

Significant accounting policies are detailed in the Company's annual report on form 10-K for the year ended June 30, 2006. Certain reclassifications have been made to the December 31, 2005 financial statements to conform to the December 31, 2006 presentation.

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

The Company has recorded a payable for the cost of a legal settlement with a third party totaling $1,057,770 during the year ended June 30, 2006 (see note 9).

The Company has recorded a payable for a liability to its in-house counsel totaling $415,000 under a service agreement with the Company during the year ended June 30, 2006.

The Company has reduced a payable by $105,440 to reflect a reduction of liability following the settlement of a lawsuit against the Company during the year ended June 30, 2006.

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

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company had a net operating loss of approximately $1.9 million for the six months ended December 31, 2006 and an accumulated deficit of approximately $32.2 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. The Company plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The Company has obtained significant new funding from certain private investors (see note 7). The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

The financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 4. Accounts Receivable, Net

At December 31, 2006 and June 30, 2006 accounts receivable were $1,742,797 and $2,304,183, respectively, net of an allowance for doubtful accounts of $1,361,356 and $1,424,276, respectively. The Company's customer base is Medicare Eligible Part B beneficiaries, and includes Secondary Insurance providers who provide
Medicare Part B benefits to the Company's customers. Billings typically involve the submission of claims to multiple providers whose payments of claims may be contingent upon payment or denial by another payor. It could take up to 18 months from the initial billing date to collect payment. In accordance with applicable regulatory requirements, the Company makes all reasonable and appropriate efforts to collect their accounts receivable including deductibles and co-payments. The Company's policy states that after payment of the primary insurance then the secondary insurance is billed and upon payment from the secondary insurance the difference is written off. If the secondary insurance does not pay, the patient is billed for the unpaid balance. The Company then generate statements on a monthly basis and attempt to collect per the applicable regulatory requirements.

Note 5. Loan Fees

Costs incurred in obtaining financing are capitalized, and amortized on a straight-line basis over the life of the respective loan. These capitalized fees at December 31, 2006 consisted of the following:

Loan fees (see note 7)	$235,000
Less: accumulated amortization	(5,753)

$229,247

During the six months ended December 31, 2006 amortization totaled $5,753.

Future amortization of capitalized loan fees is as follows:

Periods Ending December 31,	Amount

2007	$65,581
2008	65,581
2009	65,581
2010	32,504

$229,247

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable. The approximate mix of receivables from patients and third-party payers was as follows:

	December 31,	June 30,
	2006	2006
		Restated
	(Unaudited)
Medicare	$887,073	$1,616,756
Other	2,217,080	2,111,703
	3,104,153	3,728,459
Less allowance for doubtful accounts	(1,361,356)	(1,424,276)

	$1,742,797	$2,304,183

The Company maintained cash balances at two financial institutions in excess of the amount insured by the
Federal Deposit Insurance Corporation. At December 31, 2006 the Company's uninsured cash balance totaled $2,658,715. The Company does not believe it is at risk because of the fiscal soundness of its financial institutions.

Note 7. Convertible Securities

On December 8, 2006 the Company became obligated to certain private investors under a loan and security agreement bearing interest at 12% per annum and maturing on June 8, 2010, with interest only payments monthly, secured by all assets of the Company. At December 31, 2006 an initial draw under the facility totaling $4,750,000 had been received, with two further draws of $1,750,000 each being available under certain conditions. The Company paid $165,000 and $70,000 under the facility for commitment fees and legal fees, respectively (see note 5).The note contains an embedded conversion feature that allows the holder, on giving five business days notice to convert all or part of the note into restricted common shares as follows:

Conversion	Conversion
Price per Share	Percentage
$1.50	42.86%
$2.00	28.57%
$2.50	28.57%

100.00%

No beneficial conversion feature existed at issuance and accordingly no part of the proceeds were assigned to the conversion feature.

Should the Company fail to appoint a Chief Executive Officer and Chief Financial Officer within a stipulated period a "Conversion Price Adjustment Event" will occur resulting in the conversion price falling to $1.00 from $1.50 per share for 42.86% of the amount converted.

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

The convertible securities have not been included in the calculation of diluted earnings per share because the effect would be antidilutive.

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Note Payable - Short Term

During January, 2006 to September, 2006 the Company became obligated to certain private investors under promissory notes totaling $1,110,000 unsecured and bearing interest at 10% per annum. The notes mature at the time of any receipt of private funding in excess of $1.5 million, or during January and May, 2007.
During the six months ended December 31, 2006 the Company repaid $791,500 of principal and $45,857 of accrued interest. The principal balance at December 31, 2006 totaling $318,500 and accrued interest totaling
$23,433 was repaid during January, 2007.

Note 9. Stockholders' Equity

During the six months ended December 31, 2006 the Company issued 81,652 shares to Tomas Johansen a former director of the Company for services rendered and expensed the fair market value totaling $253,121 at $3.10 per share.

During the six months ended December 31, 2006 the Company issued 335,800 shares of common stock to a third party at a fair value of $3.15 per share to settle a liability under a lawsuit (see note 10). At June 30, 2006 the amount due was recognized as a liability totaling $1,057,770 (see note 2).

During the six months ended December 31, 2006 the Company issued 25,000 shares of restricted common stock to a third party and expensed the fair market value totaling $50,000 at $2.00 per share to settle a liability under a lawsuit.

During the six months ended December 31, 2006 holders of series A convertible preferred units converted 332,292 units to restricted common stock on a one for one basis at the nominal value of $.0001 per share.

Note 10. Litigation

The Company was a defendant in several lawsuits filed by vendors for breach of contract at December 31, 2006.
The Company has currently recorded a payable of $56,962. The plaintiffs have claimed a total of approximately
$700,000. The outcome of these cases cannot be predicted at this time.

On or about February 9, 2002 an individual filed a complaint against the Company and two major shareholders alleging that the plaintiff was crucial in starting the Company and claimed entitlement to 1,500,000 shares of common stock. A settlement agreement was executed on October 30, 2006 under which the Company agreed to pay the sum of $100,000 to the plaintiff. At December 31, 2006, $50,000 of the liability had been paid with the balance of $50,000 being accrued and paid in January, 2007.

A complaint was filed by a Michael Pringle against the Company alleging that he was an original investor in the Company and had never received the shares of common stock to which he was entitled. The plaintiff had won a judgment in a Mississippi court on June 29, 2006 which the Company was contesting in Florida circuit court. On November 30, 2006 the Company reached a settlement with the plaintiff and on December 4,
2006 issued 335,800 shares of common stock to the plaintiff with a fair market value of $1,057,770 (see note 9).

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

We are a federally licensed, direct-to-consumer, participating provider of Medicare Part B Benefits focused on supplying diabetic testing supplies to the Hispanic Medicare-eligible community in the United States and in Puerto Rico. We distribute diabetic diagnostic testing supplies and ‘quality of life’ enhancing products (i.e. heating pads, seat lifts and walking assistance devices) which address the healthcare needs of our customers who also have circulatory and mobility related afflictions resulting from diabetes. Products are distributed only in compliance with applicable federal and state laws .

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

Results of Operations for Period Ended December 31, 2006

Since the Company was formed on July 1, 2002, it has incurred a net loss of approximately $32.2 million. We had a net operating loss of approximately $26.0 million for the year ended June 30, 2006 and an accumulated deficit of approximately $30.3 million as of June 30, 2006. The actual loss from operations was approximately $6.0 million.. The balance of the operating loss for the year ended June 30, 2006 was attributable to the valuation of stock issued, and interest and finance costs of approximately $20.0 million or 77%. For the periods presented in this report, the Company used the ‘Black Scholes’ model to calculate stock valuations for options and warrants, in accordance with SFAS No. 123R. Operations from the Company’s inception through December 31, 2006 were devoted primarily to strategic planning and launching revenue-generating opportunities based on contracts entered into by the Company.

During the six month period ended December 31, 2006, we incurred a net loss in the amount of approximately $1.9 million. Selling and administrative expenses were approximately $2.3 million. The Company also recognized $91,750 in depreciation.

Revenues

On July 10, 2006 the Company filed with the Florida Agency for Health Care Administration (AHCA), for licensure as Home Medical Equipment Provider (HME). On August 29, 2006, the Company received its provisional HME Provider License, and was inspected by AHCA on November 8, 2006. The Company anticipates that receipt of its non-provisional HME License, prior to the expiration of its provisional license and has been approved for same. During this period described herein the Company elected to suspend the distribution of all HME related products which include heating pads, seat lifts, canes and walkers to new and existing customers. The result of the Company’s not providing HME products during the period negatively impacted both revenue and gross margins. As of the date of this report the Company is selling and distributing HME products.

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

2007 Fiscal Quarterly results are as follows:

	First Quarter Ended 9/30/06	Second Quarter Ended 12/31/06	YTD 12/31/06
Gross Sales	$1,628,629	$2,388,272	$4,016,901
Net Sales	$1,190,197	$1,506,188	$2,696,385
Contractual %	26.9%	36.9%	32.9%
Inc (Dec) over Net Sales Same Qtr FY 2006	180%	49.6%	88.4%

Gross Margin

For the six months ended December 31, 2006, gross margins decreased to 72% due to a change in our product mix, and our ability to service new and existing customers with HME products. No further adjustments in reimbursement rates for test strips and lancets are expected through the end of calendar year 2006.

Selling, general and administrative

Selling, general and administrative expenses include the wages and salaries of administrative and sales personnel, as well as other general overhead costs not directly related to product costs. SG&A expenses for wages and salaries were $1,113,287 for the six month period ended December 31, 2006. These increases over the base period ended June 30, 2006, were due to the increasing of our staffing as well as other general overhead costs not directly related to product costs. As of December 31, 2006, the Company has 73 employees, which represents an 82% increase for the corresponding period in 2005.

Income from operations

Gross sales revenue from operations during the six month period ending December 31, 2006 was $4,016,901 which represents a 153.1% increase over the same period ending December 31, 2005. We have had losses since our existence began of $32.2 million, which includes the cost of the Fair Market Value (FMV) of stock issued to consultants, employees and shareholders as well as financing costs of options issued totaling approximately $20.3 million
.
Interest and financing cost

The Company incurred interest and financing costs for the six months period ending December 31, 2006 was $86,775

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

On December 8, 2006 the Company became obligated under a loan agreement with Granite Creek Partners, a private investment fund, for a facility totaling $8.25 million, of which $4.75 million was received on December 8, 2006 and the balance of $3.5 million will be received in two future draws of $1.75 million pursuant to the hiring of a Chief Financial Officer and a Chief Executive Officer at the approval of the Company. The Loan will bear interest at the rate of 12% per annum payable monthly. The Loan will mature in June 2010. Detail related to the terms of the Loan has been provided in Subsequent Events in footnote 7 to the financial statements. The planned use of the funding is for general working capital, repayment of existing debt and increased advertising.

Liquidity and Capital Resources

Liquidity

Cash flows from operating activities.

Net cash used by operating activities since inception to December 31, 2006 has been approximately a negative $8.7 million due to the significant advertising and other operating expenses that we have incurred. Significant increases in the growth of the Company have resulted in material changes in the Allowance for Doubtful Accounts, Accounts Receivable, and Accounts Payable. Due to the recertification process which impacted the ability to bill and receive Medicare reimbursement for a significant part of the Company’s fiscal 2007 first quarter, the Company had negative operating cash flow in the in the six months ended December 31, 2006 of $973,668, which compared to a negative cash flow of $2,149,536 million in the comparable period of the prior year.

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

Capital expenditures

Since our inception, the capital equipment purchased by us includes telecom equipment, computer equipment and business furniture and equipment. Total capital expenditures, from our inception to June 30, 2006, were approximately $554,000, of which approximately $223,000 represents leasehold improvements to the new facility. Capital expenditures for the six months period ended December 31, 2006 were $129,376, of which $105,829 represented additional leasehold improvements.

Capital Resources

Contractual Obligations as of December 31, 2006	Total	Payments Made Fiscal 2007	Payments Due Fiscal 2007	Payments Due 2008-2011	Thereafter

Short-term debt	$1,110,000	$791,500	$318,500	-0-	-0-
Long -term debt	$4, 750,000			$4,750,000
Lease Obligations	$2,516,095	$119,015	$113,246	$959,111	$1,324,723

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet arrangements.

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

Allowance for Doubtful Accounts

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

An analysis of the provision is as follows:

	Six Months Ended
	12/31/2006	12/31/2005

Bad debt expense	$625,081	$280,223
Bad debt allowance	$1,361,356	$301,758
Bad debt expense as a percentage of net sales	23%	20%
Bad debt allowance as a percentage of receivables	44%	35%

The provision against receivables at December 31, 2006 increased due to the reimbursement cycle of secondary providers and include but are not limited to the Company’s suspension of Provider status, which has been resolved. The percentage provision against receivables increased due to increased amounts falling into the over 90 day receivable aging because of the reimbursement cycle of secondary providers, rebilling to Medicare and self pay receivables. Circumstances that give rise to rebillings include, if a claim submitted is denied, has errors in submission, or if the transmission was not received at Medicare. Also a rebill can occur if the claim is classified as claim not found or claim cannot be identified. Rebillings have no effect on the aging as the agings are aged from date of service and not date of billing. Rebillings are insignificant and not material at this time. There was no change in the company sales mix but larger sales resulted in an increased dollar amount of sales to secondary providers, rebilling to Medicare and self pay receivables, which required an increased allowance for doubtful accounts. Therefore, the percentage amount within the +90 day column increased which, conservatively necessitated an increase in the allowance.

Between June 30, 2004 and June 30, 2005 there was no actual write off of bad debts against the provision. The Company wrote off $1,057,516 for the six month period ended December 31, 2006. The amount provided for each year/period was added to the existing provision.

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

An aging schedule of receivables at December 31, 2006:

Current	Over 30 Days	Over 60 Days	Over 90 Days	Over 120 Days	Over 150 Days	Over 180 Days	Total
$307,866	$157,646	$123,977	$82,941	$92,227	$147,350	$2,192,146	$3,104,153

An aging schedule of receivables at December 31, 2005:

Current	Over 30 Days	Over 60 Days	Over 90 Days	Total
$212,741	$171,401	$119,482	$360,721	$864,345

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

Depreciable Lives of Property, Plant and Equipment

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

Tax Accounting

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

Stock Based Compensation

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

Class A Common

On June 30, 2006, the Board of Directors accepted the consent of the Holders of the Class A Common Shares which held a 10:1 voting privilege over the Common to cancel the issuance of the shares. Holders, Ms. Debra Towsley, Mr. Raymond Talarico and Mr. Charles Hansen voted unanimously to cancel such issuance.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision, and with the participation, of our management, including the Principal Executive Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

We are an early stage company. To date, we have limited revenues and limited assets and have experienced operating losses since inception. We had a net operating loss of approximately $26.0 million for the year ended June 30, 2006 and an accumulated deficit of approximately $30.3 million as of June 30, 2006. The actual operating loss from operations was approximately $6.0 million or 23%. The balance of the current year loss was attributable to the valuation of stock issued, and interest and finance costs of approximately $20.0 million or 77%. For the periods presented in this report, the Company used the ‘Black Scholes’model to calculate stock valuations for options and warrants, in accordance with SFAS No. 123R. There can be no assurance that the Company will generate significant revenues in the future or that we will be able to generate sufficient cash flow to meet expenses. Although initial operations support the profit potential of the business model, there can be no assurance results of operations or our business strategy will achieve significant revenue or profitability in the near future.

 We have a working capital surplus

Since inception the Company has not been profitable although we have a working capital surplus of $1,779,841 at December 31, 2006. We are an early stage company. To date, we have limited revenues and limited assets and have experienced operating losses since inception. We had a net operating loss of approximately $26.0 million for the year ended June 30, 2006 and an accumulated deficit of approximately $30.3 million as of June 30, 2006. The actual operating loss from operations was approximately $6.0 million or 23%. The balance of the current year loss was attributable to the valuation of stock issued, and interest and finance costs of approximately $20.0 million or 77%. There can be no assurance that the Company will generate significant revenues in the future or that we will be able to generate sufficient cash flow to meet expenses. Although initial operations support the profit potential of the business model, there can be no assurance results of operations or our business strategy will achieve significant revenue or profitability in the near future.

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

Item 3. Defaults Upon Senior Securities

During the six months ended December 31, 2006, we were not in default on any of our indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the six months ended December 31, 2006, we did not submit any matters to a vote of our security holders.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a) Index to Exhibits

Exhibit No.	Description of Exhibit
31	Certification of Chief Executive Officer pursuant to Section 302 of the Sabanes-Oxley Act of 2002
32	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 905 of the Sarbanes-Oxley Act of 2002

(b) A report on Form 8-K was filed on December 13, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDirect Latino, Inc.

Date: March 9, 2007	By:	/s/ Debra L. Towsley

Principal Executive Officer