Form 10-Q
period 2007-03-31
MEDIRECT LATINO INC
filed 2007-05-15
CIK 1203018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2007, there were 17,582,022 shares of our common stock outstanding.

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets, March 31, 2007 (unaudited) and June 30, 2006.	2

Consolidated Statements of Operations, for the three and nine months period ended
March 31, 2007 and 2006 (unaudited).	3

Consolidated Statements of Cash Flows, for the nine month period ended
March 31, 2007 and 2006 (unaudited).	4

Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis or Plan of Operation	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

MEDIRECT LATINO, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31	June 30
	2007	2006
	Restated
	(Unaudited)
Current assets:
Cash	$339,832	$77,681
Accounts receivable, net of allowance for doubtful accounts of $1,335,574 and $1,424,276
as of March 31, 2007 and June 30, 2006, respectively	1,734,773	2,304,183
Inventories	83,044	84,006
Deferred compensation	741,483	-
Prepaid expenses and other current assets	72,148	42,557

Total current assets	2,971,280	2,508,427

Property, plant and equipment, net	450,128	401,908

Other assets:
Loan fees, net	212,954	-
Deferred compensation	471,852	-
Deposits and other assets	29,411	28,708

Total other assets	714,217	28,708

Total assets	$4,135,625	$2,939,043

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable trade	$2,083,244	$3,402,655
Accrued expenses payable - related parties	-	117,900
Accrued expenses payable	59,184	148,323
Note payable - short term	-	1,015,000

Total current liabilities	2,142,428	4,683,878

Long-term liabilities:
Convertible securities	4,750,000	-

Total long-term liabilities	4,750,000	-

Total liabilities	6,892,428	-

Stockholders' deficit:
Series A convertible preferred units, no par value, 569,015 and 1,000,000 units authorized,
issued and outstanding at March 31, 2007 and June 30, 2006, respectively	-	-
746,133 shares preferred C - $.0001 par value, issued and outstanding at March 31, 2007 and
June 30, 2006, respectively	75	75
Common stock - $.0001 par value, 50,000,000 shares authorized, 17,825,176 and 16,951,739
shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively	1,783	1,695
Additional paid-in capital (this includes amounts totaling $6,013,435 for stock options)	31,178,788	28,604,649
Accumulated deficit	(33,937,449)	(30,351,254)

Total stockholders' deficit	(2,756,803)	(1,744,835)

Total liabilities and stockholders' deficit	$4,135,625	$2,939,043

MEDIRECT LATINO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Restated				Restated
Sales - gross	$2,049,220	2,084,676	$6,066,121	$3,515,872
Contractual adjustment	(418,956)	(196,876)	(1,739,472)	(196,876)
Sales - net	1,630,264	1,887,800	4,326,649	3,318,996

Cost of goods sold	293,898	488,998	1,059,543	881,939

Gross profit	1,336,366	1,398,802	3,267,106	2,437,057

Operating expenses:
Advertising and promotion	674,862	1,559,845	1,136,386	2,567,599
Officers salaries and consulting fees - related parties	92,117	118,750	305,241	328,439
Officers benefits - related parties	15,000	10,092,215	15,000	10,140,215
Selling and administrative	1,202,920	7,676,249	3,537,677	8,951,141
Depreciation and amortization	60,237	16,683	151,987	45,531
Loss on assets abandoned	-	-	13,326	-
Bad debt expense	861,141	330,870	1,486,222	611,093

Total operating expenses	2,906,277	19,794,612	6,645,839	22,644,018

Operating loss	(1,569,911)	(18,395,810)	(3,378,733)	(20,206,961)

Other income (expense):
Interest income	21,813	-	21,813	-
Interest and financing cost	(142,500)	(132,267)	(229,275)	(1,357,871)

Total other income (expense)	(120,687)	(132,267)	(207,462)	(1,357,871)

Net loss	$(1,690,598)	$(18,528,077)	$(3,586,195)	$(21,564,832)

(Loss) per common share:
Basic	$(0.10)	$(1.38)	$(0.21)	$(1.64)

Weighted average common and common equivalent
shares outstanding:
Basic	17,759,447	13,450,276	17,250,646	13,182,933

MEDIRECT LATINO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
		Restated
Cash flows from operating activities:
Net loss	$ (3,586,195)	$ (21,564,832)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	151,987	45,531
Interest and financing cost	-	1,251,820
Bad debt expense	1,486,222	611,093
Loss on assets abandoned	13,326	-
Stock issued for services	253,121	11,802,799
Fair value of stock options	-	4,600,000
Stock issued for legal settlement	50,000	-
Change in assets and liabilities
(Increase) Decrease In
Accounts receivable	(916,812)	(1,867,894)
Inventories	962	(18,416)
Prepaid expenses and other current assets	(29,591)	(41,484)
Deposits and other assets	(703)	(20,708)
Increase (Decrease) in
Accounts payable	(261,641)	370,836
Accrued expenses - related parties	(117,900)	168,451
Accrued expenses	(89,139)	(147,619)

Net cash used in operating activities	(3,046,363)	(4,810,423)

Cash flows from investing activities:
Purchases of property, plant and equipment	(191,486)	(126,874)

Net cash used in investing activities	(191,486)	(126,874)

Cash flows from financing activities:
Proceeds from sale of common stock	-	5,687,116
Loan to shareholder	-	(59,005)
Repayment of long-term debt	-	(1,294,049)
Payment of loan fees	(235,000)	-
Proceeds from long-term debt	4,750,000	587,000
Repayment of short-term debt	(1,110,000)	(17,075)
Proceeds from short-term debt	95,000	350,000

Net cash provided by financing activities	3,500,000	5,253,987

Net increase in cash	262,151	316,690

Cash at beginning of period	77,681	202

Cash at end of period	$339,832	$316,892

Supplementary disclosure of cash flow information:
Non-cash investing and financing activities:
Fair value of stock warrants converted from debt to equity	$-	$2,131,265
Financing cost attributable to recording fair value of stock warrants	$-	$1,188,161
Interest on conversion of preferred 'B' stock to common stock	$-	$63,659
Fair value of stockholders' stock options	$-	$4,600,000
Fair value of employees' stock options	$1,213,335	$-
Stock issued for legal settlement	$50,000	$-
Stock issued for services	$253,121	$11,802,799
Stock issued on conversion of liability to settle lawsuit	$1,057,770	$-

Interest paid	$240,857	$177,477

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended June 30, 2006. The accompanying consolidated financial statements for the nine months ended March 31, 2007 are unaudited, and in the opinion of management include all adjustments (which are normal and recurring in nature) necessary for a fair presentation of the financial position, result of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year period therefore, the results of operations for the nine months ended March 31, 2007 are not necessarily indicative of operating results to be expected for the full year or future interim periods.

Significant accounting policies are detailed in the Company's annual report on form 10-K for the year ended June 30, 2006. Certain reclassifications have been made to the March 31, 2006 financial statements to conform to the March 31, 2007 presentation.

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

The Company has recorded a payable for the cost of a legal settlement with a third party totaling $1,057,770 during the year ended June 30, 2006 (see note 10).

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

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Restatement of Financial Statements (continued)

The Company has reclassified various operating costs. During the three and nine months ended
March 31, 2006, officers salaries, consulting fees and benefits have been separately disclosed. These amounts had previously been included within selling and administrative expense.

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

Statement of operations for the three months ended
March 31, 2006

	As Filed	Adjustments to restate	Restated

Advertising and promotion	$616,733	$943,112	$1,559,845
Officers salaries and consulting fees - related parties	-	118,750	118,750
Officers benefits - related parties	-	10,092,215	10,092,215
Selling and administrative	1,979,931	5,696,318	7,676,249
Interest	68,608	63,659	132,267
Net loss	(1,614,023	(16,914,054	(18,528,077)
Basic loss per share	0.12	1.26	1.38

Statement of operations for the nine months ended
March 31, 2006

Advertising and promotion	$960,625	$1,606,974	$2,567,599
Officers salaries and consulting fees - related parties	-	328,439	328,439
Officers benefits - related parties	-	10,140,215	10,140,215
Selling and administrative	3,512,512	5,438,629	8,951,141
Interest and financing cost	106,051	1,251,820	1,357,871
Net loss	(2,798,755	(18,766,077	(21,564,832)
Basic loss per share	0.24	1.40	1.64

As a consequence of changes made to the consolidated balance sheets and consolidated statements of operations, as noted above, the consolidated statements of cash flows have been restated accordingly.

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company had a net operating loss of approximately $3.6 million for the nine months ended March 31, 2007 and an accumulated deficit of approximately $33.9 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. The company has obtained signifigant new funding from certain private investors (see note 9). The Company plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

The financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 4. Accounts Receivable, Net

At March 31, 2007 and June 30, 2006 accounts receivable were $1,734,773 and $2,304,183, respectively, net of an allowance for doubtful accounts of $1,335,574 and $1,424,276, respectively. The Company's customer base is Medicare Eligible Part B beneficiaries, and includes Secondary Insurance providers who provide
Medicare Part B benefits to the Company's customers. Billings typically involve the submission of claims to multiple providers whose payments of claims may be contingent upon payment or denial by another payor. It could take up to 18 months from the initial billing date to collect payment. In accordance with applicable regulatory requirements, the Company makes all reasonable and appropriate efforts to collect their accounts receivable including deductibles and co-payments. The Company's policy states that after payment of the primary insurance then the secondary insurance is billed and upon payment from the secondary insurance the difference is written off. If the secondary insurance does not pay, the patient is billed for the unpaid balance. The Company then generate statements on a monthly basis and attempt to collect per the applicable regulatory requirements.

Note 5. Deferred Compensation

Deferred compensation represents the fair value of stock options issued to certain employees during March 2007 under employment agreements. The amount deferred is being expensed on a straight line basis over the period of each employment contract. During the nine months ended March 31, 2007 the amount expensed was $-0- (see note 8).

Note 6. Note Payable - Short Term

During January, 2006 to September, 2006 the Company became obligated to certain private investors under promissory notes totaling $1,110,000 which were unsecured and bearing interest at 10% per annum. The notes mature at the time of any receipt of private funding in excess of $1.5 million, or during January and May, 2007.
During the nine months ended March 31, 2007 the Company made payments for all amounts due for principle and accrued interest.

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable. The approximate mix of receivables from patients and third-party payers was as follows:

	March 31,	June 30,
	2007	2006
	(Unaudited)	Restated
Accounts Recivable:

Medicare	$928,569	$1,616,756
Other	2,141,778	2,111,703
	3,070,347	3,728,459
Less allowance for doubtful accounts	(1,335,574	(1,424,276

	$1,734,773	$2,304,183

The Company maintained cash balances at one financial institution in excess of the amount insured by the
Federal Deposit Insurance Corporation. At March 31, 2007 the Company's uninsured cash balance totaled $296,398. The Company does not believe it is at risk because of the fiscal soundness of its financial institutions.

Note 8. Stock Options

During March 2007 under service agreements with a major shareholder, an officer and certain key employees the Company allocated 1,650,000 shares of stock in the form of stock options, annually over the three year period of each contract, with the options being earned quarterly during the term of the Agreement.

The Company has adopted the "Black Scholes" model to book the estimated fair value of the stock options and has followed the provisions of SFAS No. 123R. The following assumptions were made in estimating fair value:

Risk-free interest rate	4.57%
Expected volatility	79%
Life	1-3 years

At March 31, 2007 the Company had granted 1,650,000 options, with no options being exercised, at a value of $1,213,335 (see note 5).

Additional information regarding the above options outstanding at March 31, 2007 is as follows:

Remaining

Exercise		Contractual
Price	Shares	Life (Years)
$ 1.67	200,000	1.0
$ 1.67	200,000	2.0
$ 1.67	200,000	3.0
$ 1.85	350,000	1.0
$ 1.85	350,000	2.0
$ 1.85	350,000	3.0

	1,650,000

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Convertible Securities

On December 8, 2006 the Company became obligated to certain private investors under a loan and security agreement bearing interest at 12% per annum and maturing on June 8, 2010, with interest only payments monthly, secured by all assets of the Company. At December 31, 2006 an initial draw under the facility totaling $4,750,000 had been received, with two further draws of $1,750,000 each being available under certain conditions. The Company paid $165,000 and $70,000 under the facility for commitment fees and legal fees, respectively.The note contains an embedded conversion feature that allows the holder, on giving five business days notice to convert all or part of the note into restricted common shares as follows:

Conversion	Conversion
Price per Share	Percentage
$ 1.50	42.86%
$ 2.00	28.57%
$ 2.50	28.57%

100.00%

No beneficial conversion feature existed at issuance and accordingly no part of the proceeds were assigned to the conversion feature.

The Lenders have not funded the second tranche of $1.75 million citing the Company violated the terms of the subsection "Avalable Cash/Liquidity" which required the Company to maintain $1,000,000 in cash.
The Company and the Leaders amended the Loan and Security Agreement on April 20, 2007, with the lending group advancing a further $250,000 to the Company, with a reduction of like amount from the second tranche should any future funding take place.
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

Note 10. Stockholders' Equity

During the nine months ended March 31, 2007 the Company issued 81,652 shares to Tomas Johansen a former director of the Company for services rendered and expensed the fair market value totaling $253,121 at $3.10 per share.

During the nine months ended March 31, 2007 the Company issued 335,800 shares of common stock to a third party at a fair value of $3.15 per share to settle a liability under a lawsuit. At June 30, 2006 the amount due was recognized as a liability totaling $1,057,770 (see note 2).

During the nine months ended March 31, 2007 the Company issued 25,000 shares of restricted common stock to a third party and expensed the fair market value totaling $50,000 at $2.00 per share to settle a liability under a lawsuit.

During the nine months ended March 31, 2007 holders of series A convertible preferred units converted
430,885 units to restricted common stock on a one for one basis at the nominal value of $.0001 per share.

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Litigation

The Company was a defendant in several lawsuits filed by vendors for breach of contract at March 31, 2007.
The plaintiffs have claimed a total of approximately $500,000. The outcome of these cases cannot be predicted at this time.

On or about February 9, 2002 an individual filed a complaint against the Company and two major shareholders alleging that the plaintiff was crucial in starting the Company and claimed entitlement to 1,500,000 shares of common stock. A settlement agreement was executed on October 30, 2006 under which the Company agreed to pay the sum of $100,000 to the plaintiff. At March 31, 2007 the liability had been settled in full.

Note 12. Commitments

On March 16, 2007 the Company entered into a three year employment agreement with a major shareholder and Chief Operating Officer. The terms of the agreement provide for a base salary of $150,000 per annum, with a minimum target annual bonus of $50,000 based on the achievement of specified performance goals. The agreement also provides for health insurance benefits for the Executive and family. As additional compensation the shareholder will be granted Incentive Stock Options in the form of 600,000 shares, with 200,000 options available for exercise each year and shall be earned quarterly, at an exercise price of $1.67 per share (see note 8).

On March 23, 2007 the Company entered into a three year employment agreement with a Chief Financial Officer.
The terms of the agreement provide for a base salary of $150,000 per annum, with a minimum target annual bonus of $50,000 based on the achievement of specified performance goals. The agreement also provides for health insurance benefits for the Executive and family. As additional compensation the Executive will be granted Incentive
Stock Options in the form of 600,000 shares, with 200,000 options available for exercise each year and shall be earned quarterly, at an exercise price of $1.85 per share (see note 8).

On March 16, 2007 the Company entered into a three year employment agreement with a Director of Fulfillment.
The terms of the agreement provide for a base salary of $82,500 per annum, with a minimum target annual bonus of $25,000 based on the achievement of specified performance goals. The agreement also provides for health insurance benefits for the Executive and family. As additional compensation the Executive will be granted Incentive
Stock Options in the form of 150,000 shares, with 50,000 options available for exercise each year and shall be earned quarterly, at an exercise price of $1.85 per share (see note 8).

On March 16, 2007 the Company entered into a three year employment agreement with a Director of Accounting.
The terms of the agreement provide for a base salary of $90,000 per annum, with a minimum target annual bonus of $25,000 based on the achievement of specified performance goals. The agreement also provides for health insurance benefits for the Executive and family. As additional compensation the Executive will be granted Incentive
Stock Options in the form of 150,000 shares, with 50,000 options available for exercise each year and shall be earned quarterly, at an exercise price of $1.85 per share (see note 8).

On March 16, 2007 the Company entered into a three year employment agreement with a Supervisor of Operations.
The terms of the agreement provide for a base salary of $75,000 per annum, with a minimum target annual bonus of $25,000 based on the achievement of specified performance goals. The agreement also provides for health insurance benefits for the Executive and family. As additional compensation the Executive will be granted Incentive
Stock Options in the form of 150,000 shares, with 50,000 options available for exercise each year and shall be earned quarterly, at an exercise price of $1.85 per share (see note 8).

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Subsequent Events

On April 1, 2007 the Company entered into a three year worldwide endorsement agreement with Rita Moreno. The terms of the agreement remain confidential.
On April 1, 2007 the Company entered into a three year worldwide endorsement agreement with Jaun A. "Chi Chi"
Rodriguez. The terms of the agreement remain confidential.

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

On December 8, 2006 the Company became obligated under a Loan and Security Agreement (“Agreement”) with Granite Creek Partners (“Lenders”), a private investment fund, for a facility totaling $8.25 million, of which $4.75 million was received on December 8, 2006 and the balance of $3.5 million was to be received in two future tranches; $1.75 million upon the hiring of a Chief Financial Officer and, $1.75 million upon the hiring of a Chief Executive Officer, both hires to be mutually acceptable to the Parties.

Per the Agreement, the Company hired a mutual acceptable Chief Financial Officer on March 26, 2007. The Company requested the second tranche of $1.75 million per the Agreement from the Lenders under the terms of the Agreement. The Agreement is further defined by GAAP standards. To date the Lenders have not funded the second tranche citing the Company violated the terms of the subsection “Available Cash/Liquidity” to maintain $1,000,000 in cash. The Company’s position is that is not in violation of, subsection “Available Cash/Liquidity”, as defined by GAAP standards, which includes both cash and net accounts receivable. For the period ended March 31, 2007 the Company had $339,832 in cash and $1,734,773 in net accounts receivable, with a total liquidity of $2,074,605.

The Company and the current Lenders amended the Agreement on April 20, 2007, whereby the lending group advanced $250,000 to the Company and shall reduce the Lenders obligation by a like amount under the terms of the second tranche. The Company and the Lenders are in on-going discussions in reference to the balance of the second tranche. There can be no assurances the Company and the Lenders will reach agreement on the balance of the funding.

The Company is in on-going discussions with private equity firms and investors to assume the position of the current Lenders and provide the remaining $3.5 million in funding per the current Lender Agreement. Additionally, if the Lenders withhold funds under the terms of the Agreement the Company may be forced to seek additional capital outside the Agreement which may violate certain terms and conditions of the Agreement, such that the Company may be in default of the Agreement. There can be no assurance the Company will be successful in obtaining such replacement financing, bridge financing, or private equity investment under terms and conditions acceptable to the Company. If such fundings are not obtained the Company may not be able to continue as a going concern.

As a result of the delayed funding under the Agreement the Company has reduced its advertising and marketing schedule and delayed the hiring of additional personnel to support its increased media plan.. The lack of timely funding under the terms of the Agreement will impact the Company’s ability to increase revenues, service existing customers and reach profitability. The resultant failure to fund the remainder of the two $1.75 million tranches under the terms of the Agreement will negatively impact the Company’s ability to achieve profitability in the future and will have a negative effect on revenues for the proceeding quarter, and will prevent the Company from exceeding revenue for the fourth quarter and the fiscal year ending June 30, 2007.

Our Business

MEDirect Latino, Inc. (the “Company” or “MEDirect”) was incorporated in 2002 for the purpose of developing its business model to operate as a national direct to consumer provider of medical products and services. We are a federally licensed, direct-to-consumer, participating provider of Medicare Part B Benefits focused on supplying diabetic testing supplies to the Hispanic Medicare-eligible community in the United States and in Puerto Rico. We distribute diabetic diagnostic testing supplies and ‘quality of life’ enhancing products (i.e. heating pads, seat lifts and walking assistance devices) which address the healthcare needs of our customers who also have circulatory and mobility related afflictions resulting from diabetes. The Company makes every effort to insure it is compliant with applicable federal and state laws for the products it distributes.

We market our diabetes products directly to consumers primarily through targeted media and direct-response television advertising, such advertising during the period described herein has been reduced due to delay of additional funding under the Agreement the Company entered into on December 8, 2006. Our customer service representatives are specifically trained to communicate with Medicare-eligible Hispanic beneficiaries. Our operating platforms enable us to collect and process required documents from physicians and customers, bill and collect amounts due from Medicare and/or other government agencies and/or third party payors and/or customers.

Plan of Operation

Our plan for the next 12 months, subject to one or all of the following;

•	Obtain additional funding;

•	Increase advertising over the prior quarters to;

•	Increase our customer base;

•	Service current customers;

•	Increase the retention rate of current customers, and;

•	Collectables of the Company’s accounts receivables.

The Company will continue to operate as a federally licensed, direct-to-consumer, Participating Provider of Medicare, Part B Benefits primarily focused on supplying diabetic testing supplies to the Hispanic Medicare eligible community. The Company serves customers domestically and in Puerto Rico. We distribute diabetic testing supplies and `quality of life' enhancing products (i.e. heating pads, seat lifts and walking assistance devices) which address the healthcare needs of our customers. Additionally, the Company is reviewing The Centers for Medicare and Medicaid (CMS) Competitive Acquisition Plan (CAP) to determine what, if any, effects the CAP will have on the Company’s ‘Plan of Operation’.

In order to implement our current business model, we have completed the following:

•	Identified our target customer through extensive research, reached them and they responded;

•	Obtained the necessary licenses to service these customers;

•	Developed efficient methods to reach the target customer;

•	Prepared supply channels to support anticipated demand;

•	Prepared distribution channels to fulfill anticipated demand;

•	Established the HIPPA compliant IT infrastructure and human resources to manage anticipated demand;

•	Prepared a marketing plan and creative concept to drive demand;

•	Tested our advertising methods and infrastructure in preparation for our current national marketing initiatives.

Based upon completion of these critical steps and subject to obtaining additional funding (See Item 2. Management's Discussion and Analysis or Plan of Operation) to permit increased advertising over the prior quarters to increase our customer base, increasing the retention rate of current customers, the collectables of the Company’s accounts receivables and, we intend to make Medicare fully accessible to the Hispanic community by eliminating the perceived bureaucratic roadblocks, upfront payment considerations and the legitimate language barrier for obtaining benefits for this elderly and disabled consumer. We intend to build brand loyalty within our targeted market through our customer care facility staffed by Spanish speaking representatives, who are trained to navigate the voluminous paperwork required by Medicare, and are taught by diabetic educators to assist our customers in the daily maintenance of their blood glucose.

How We Manage Our Operations

We handle all operations in our facility in Florida and maintain an office in Puerto Rico staffed by provider relations personnel. We utilize in-house call center associates and customer care specialists trained to handle customer calls, sales, verifications, billing and fulfillment. Additionally, the Florida facility is responsible for the following duties that further enhance the customer's experience:

•	Answer the in-bound call volume;

•	Verify that the customer is qualified for services;

•	Contact the physician (process Certificate of Medical Necessity);

•	Receive the customer information & authorization to bill Medicare (Authorization of Benefits);

•	Complete the customer file according to HIPPA regulations;

•	Ship the physician ordered supplies directly to the customer's home;

•	Process and update customer complaint log to insure compliance;

•	Process the customer invoice for reimbursement (billing appropriate parties);

•	Maintain contact with the customer (to insure on-going patient education & regulatory compliance);

•	Contact the customer according to the testing regime established by their physician; and

•	Process re-orders according to customer authorization, physician orders and Medicare procedures.

All shipping is direct to the consumer and is handled in our Florida facility, with the Company receiving bulk shipments from its suppliers to the same facility. The delay in the funding of the second tranche per the Agreement entered into by the Company on December 8, 2006, may cause delays in the receipt of such shipments from vendors which may delay the Company’s ability to timely service existing customers needs. Such delay in funding may impact the Company’s ability to service and retain current customers and may negatively impact the Company’s relationship with its current vendors.

We hold daily and weekly meetings with all key members of the operational areas of the Company, including sales, compliance, billing, shipping and administration. Such operational meetings result in an on-going discussion of results, issues and solutions, with plans and goals identified.

Future Plans

Future plans of the Company are subject to the discussion in Item 2. Management's Discussion and Analysis or Plan of Operation:

•
The Company will continue to apply its proprietary methods for identifying geographical pockets of dual-eligible beneficiaries and seek where applicable, Medicaid licensure. The Company has applied for and received Medicaid licenses in New Mexico and Kansas. The Company has 11 pending applications with state Medicaid agencies. The Company will continue to seek Medicaid licensure in states it identifies with concentrations of dual-eligible customers;

•	The Company has received its Home Medical Equipment (HME) license in Florida, and Mississippi, and has applied for licensure in States where licensure is required;

•	The Company plans to bid its products to The Centers for Medicare and Medicaid (CMS) Competitive Acquisition Program (CAP). The Company will use its best efforts to meet all Program requirements.

Regulatory Mandates & Operational Procedures

Our business model takes into consideration CMS directives which include initial customer contact requirements. Prospective customers view our advertisement on television (Hispanic broadcast media) and are directed to contact us. Once a customer contacts us, our customer care representatives explain the benefits of our service and qualify the prospective customer, and answers their questions. Next, our in-house compliance department processes the customers' authorization and physician prescription. Once complete documentation is assembled our in-house fulfillment center is authorized to ship the products directly to the customer.

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

New Marketing Initiatives (Subject to Item 2 Management's Discussion and Analysis or Plan of Operation)

On April 24, 2007 the Company announced that Ms. Rita Moreno, one of the few, and very first, entertainers to win an Oscar, an Emmy, a Tony, and Grammy throughout her long career, signed an exclusive worldwide multi-year celebrity endorsement and corporate spokesperson agreement to promote the Company’s healthcare related products and services. The Company’s national marketing and branding plan, featuring Ms. Moreno, includes a network television advertising campaign, radio and print programs and healthcare vignettes with key advertising partners to create awareness among the Latino and general market, targeting Medicare beneficiaries. Ms. Moreno will also collaborate with the Company on a line of targeted products for the Hispanic community for diagnostic testing supplies and medical devices. This campaign will include products for the Company’s branded and co-branded lines of Durable Medical Equipment (DME) and Home Medical Equipment (HME). Terms of the agreement are subject to a confidentiality agreement and therefore cannot be disclosed.

On May 3, 2007 the Company announced that Mr. Juan A. ‘Chi Chi’ Rodriguez, one of the greatest showmen in sports history, with a career that spans four decades and includes 8 PGA Tour wins and 22 Senior Tour victories, signed an exclusive worldwide multi-year celebrity endorsement agreement to promote the Company’s healthcare products and services. Mr. Rodriguez became the first Puerto Rican to be inducted into the World Golf Hall of Fame and as spokesperson, he will be featured in MEDirect Latino’s marketing and branding plan, including a network television advertising campaign, radio and print programs and healthcare vignettes with key advertising partners to create awareness among the Latino and general market, targeting Medicare beneficiaries. Terms of the agreement are subject to a confidentiality agreement and cannot be disclosed.

Such new marketing initiatives will be negatively impacted by the delay in funding (See Item 2. Management's Discussion and Analysis or Plan of Operation). Any delay in initiating the new marketing initiative will negatively impact revenue and profitability.

Results of Operations for Period Ended March 31, 2007

Since the Company was formed on July 1, 2002, it has incurred a net loss of approximately $34 million. We had a net operating loss of approximately $26 million for the year ended June 30, 2006 and an accumulated deficit of approximately $30 million as of June 30, 2006. The actual loss from operations was approximately $6 million. The balance of the operating loss for the year ended June 30, 2006 was attributable to the valuation of stock issued, and interest and finance costs of approximately $20 million or 77%. For the periods presented in this report, the Company used the ‘Black Scholes’ model to calculate stock valuations for options and warrants, in accordance with SFAS No. 123R. Operations from the Company’s inception through March 31, 2007 were devoted to strategic planning, launching revenue-generating opportunities and operations.

During the nine month period ended March 31, 2007, we incurred a net loss in the amount of approximately $3.6 million. Selling and administrative expenses were approximately $3.5 million. The Company also recognized $151,987 in depreciation and amortization expense.

Revenues

The Company is a Participating Provider of Part B Benefits to Medicare Eligible Beneficiaries. The Company has distributed diabetic testing supplies under its’ Federal Medicare Provider license (DME). Additionally, on November 21, 2006 the Company received its Florida, Home Medical Equipment (HME) Provider License, and distributes HME products to States where its Florida HME license provides reciprocal distribution.

2007 Fiscal Quarterly results are as follows:

	First Quarter Ended 9/30/06	Second Quarter Ended 12/31/06	Third Quarter Ended 3/31/07	YTD
Gross Sales	$1,628,629	$2,388,272	2,049,220	$6,066,121
Net Sales	$1,190,197	$1,506,188	1,630,264	$4,326,649
Contractual %	26.9%	36.9%	20.4%	28.7%
Inc (Dec) over Net Sales Same Qtr FY 2006	180%	49.6%	(13.6%)	30.3%
Inc (Dec) over Net Sales Previous Qtr FY 2007	(65.1%)	26.5%	8.2%	N/A

Gross Margin

For the quarter ended March 31, 2007 gross margins increased from 76.2% to 81.9%, a 5.7% increase due to higher margins for Home Medical Equipment sales. For the nine months ended March 31, 2007, gross margins increased 2.1% to 75.5% due to our ability to service new and existing customers with HME products. No further adjustments in reimbursement rates for test strips and lancets are expected through the end of calendar year 2007.

Selling, general and administrative

Selling, general and administrative expenses include the wages and salaries of administrative and sales personnel, as well as other general overhead costs not directly related to product costs. SG&A expenses for wages and salaries were $1,739,282 for the nine month period ended March 31, 2007. These increases over the base period ended June 30, 2006, were due to the increasing of our staffing as well as other general overhead costs not directly related to product costs. As of March 31, 2007, the Company has 87 employees, which represents a 4 % increase for the corresponding period in 2006.

Income from operations

Gross sales revenue from operations during the nine month period ending March 31, 2007 was $6,066,121which represents a 72.5% increase over the same period ending March 31, 2006. We have had losses since inception of approximately $34 million, which includes the cost of the Fair Market Value (FMV) of stock issued to consultants, employees and shareholders as well as financing costs of options, issued totaling approximately $20 million

Interest and financing cost

The Company incurred interest and financing costs for the nine months period ending March 31, 2007 totaling $229,275.

General Trends and Outlook

We believe the Company's immediate outlook is guarded, due to the funding issues as discussed in Item 2, Management's Discussion and Analysis or Plan of Operation .

The Company’s believes the outlook for the demand for the Company’s products and services is favorable, as we believe there is no other company competing with us on a nationwide basis in our market niche. However, there is no assurance that a national competitor will not arise in the future. We do not anticipate any major changes in the Medicare reimbursement regimen in 2007.

Subject to additional funding we plan to increase our staff in San Juan, Puerto Rico with customer service representatives and we plan, through this local presence, to expand reimbursement services to the Commonwealth’s dually eligible Medicare-Medicaid market.

On March 23, 2007 the Company elected to the Board of Directors; Mr. Ruben Jose King-Shaw Jr., Mr. Daniel “Dan” Gordon, Mr. Robert Webb and Mr. Robert Lutz are joining the Company’s current Board of Directors; Ms Debra L. Towsley, Mr. Charles W. Hansen III and Mr. Raymond J. Talarico.

On March 26, 2007 the Company hired Mr. James R. LeGates as Chief Financial Officer, and Ms. Debra Towsley resigned as acting Chief Financial Officer.

On April 24, 2007 the Company’s Board of Directors named Mr. Ruben Jose King-Shaw Chairman.

On April 24, 2007 the Company announced that Ms. Rita Moreno signed an exclusive worldwide multi-year celebrity endorsement and corporate spokesperson agreement to promote the Company’s healthcare related products and services. Terms of the agreement are confidential and cannot be disclosed.

On May 3, 2007 the Company announced that Mr. Juan A. ‘Chi Chi’ Rodriguez signed an exclusive worldwide multi-year celebrity endorsement agreement to promote the Company’s healthcare products and services. Terms of the agreement are confidential and cannot be disclosed.

Liquidity and Capital Resources

Liquidity: This Section should be read in connection with the Financial Discussion in Item 2 Management's Discussion and Analysis or Plan of Operation

The Company’s liquidity will depend on the receipt of the funding as discussed in Item 2 Management's Discussion and Analysis or Plan of Operation

Cash flows from operating activities.

Net cash used by operating activities since inception to March 31, 2007 has been approximately a negative $10.7 million due to the significant advertising and other operating expenses that we have incurred. Significant increases in the growth of the Company have resulted in material changes in the Allowance for Doubtful Accounts, Accounts Receivable, and Accounts Payable. Due to the recertification process which impacted the ability to bill and receive Medicare reimbursement for a significant part of the Company’s fiscal 2007 first quarter, the Company had negative operating cash flow in the in the nine months ended March 31, 2007 of $3,046,363, which compared to a negative cash flow of $4,810,423 in the comparable period of the prior year.

Capital expenditures

Since our inception, the capital equipment purchased by us includes telecom equipment, computer equipment and business furniture and equipment. Total capital expenditures, from our inception to June 30, 2006, were approximately $554,000, of which approximately $223,000 represents leasehold improvements to the new facility. Capital expenditures for the nine months period ended March 31, 2007 were $191,486, of which $161,054 represented additional leasehold improvements.

Capital Resources: This Section should be read in connection with the Financial Discussion in Item 2 Management's Discussion and Analysis or Plan of Operation

Contractual Obligations as of March 31, 2007	Total	Payments Made Fiscal 2007	Payments Due Fiscal 2007	Payments Due 2008-2011	Thereafter

Short-term debt	$1,110,000	$1,110,000		$-0-	-0-
Long-term debt(1)	$4,750,000			$4,750,000
Lease Obligations	$2,516,095	$188,015	$44,246	$959,211	$1,324,623
(1) See Discussion of the Company, Item 2 Management's Discussion and Analysis or Plan of Operation

Off-Balance Sheet Arrangements

As of March 31, 2007, we had no off-balance sheet arrangements.

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

Revenue Recognition

The Company is a federally licensed Medicare, Part B Participating Provider. A significant portion of devices usually is paid for by third parties such as Medicare, and various health insurance carriers under statutory provisions or other arrangements in amounts that can be significantly different from, and frequently less than, the entity’s established rates. The Company initially verifies the eligibility of the customer and the products are then shipped and billed simultaneously. We electronically bill Medicare and the claims are electronically reimbursed. Revenue is recognized when the products are shipped to the customer and are recorded at the net realizable amounts. Medicare and third party payors establish rates that we are paid. We invoice all third party payors when the products are shipped hence revenue is recognized. The provisions for contractual adjustments and discounts are recognized on an actual basis and deducted from gross revenue to determine net revenue. We record revenue at the amounts expected to be collected from government agencies, other third-party payors and customers. Our billing system generates contractual adjustments based on government and third-party fee schedules for each product shipped; as a result estimates of contractual adjustments are not required. Revenues and receivables are booked net of contractual allowances on a product-by-product basis. We analyze various factors in determining revenue recognition, including a review of specific transactions, current Medicare regulations and reimbursement rates, historical experience and the credit-worthiness of customers. Revenue related to Medicare reimbursements is calculated based on government-determined reimbursement prices for Medicare-covered items. Contractual adjustments, discounts, and an allowance for uncollectibles are recorded to report the receivables for health care services at net realizable value. Returns occur occasionally when the customer either refuses the shipment or when we have an incorrect address. Bad debt expense is recorded for the uncollectible receivables.

Allowance for Doubtful Accounts

We prepare our allowance for doubtful accounts receivable based on our past experience of historical write-offs, our current customer base and our review of past due accounts. We are constantly reviewing and analyzing our collection efforts. The typical time it takes to collect from Medicare is 30 to 60 days, if each part of the process is exact. If a charge is initially rejected by Medicare it can generally take an extended period of time to investigate and resolve before payment is received It can take up to 180 days to collect from some insurance companies and as little as 30 days with others. The Company’s current accounting policy is to provide a minimum allowance equal to a percentage based on historical data. We believe this estimate, although higher than industry standards, is justified because of the Company’s youth and growth rate. The Company has enlisted the aid of an independent collection agency to assist us in collecting accounts that have been delinquent in the past year. This includes monies due from insurance companies (HMO’s) and individual customer accounts.

An analysis of the provision is as follows:

	Nine Months Ended
	3/31/2007	3/31/2006

Bad debt expense	$1,486,222	$611,093
Bad debt allowance	$1,335,574	$632,628
Bad debt expense as a percentage of net sales	34.3%	18.41%
Bad debt allowance as a percentage of receivables	43.5%	32.76%

The provision against receivables at March 31, 2007, increased due to the reimbursement cycle of secondary providers and include but are not limited to the Company’s suspension of Provider status, which has been resolved. The percentage provision against receivables increased due to increased amounts falling into the over 90 day receivable aging because of the reimbursement cycle of secondary providers, rebilling to Medicare and self pay receivables. Circumstances that give rise to rebillings include, if a claim submitted is denied, has errors in submission, or if the transmission was not received at Medicare. Also a rebill can occur if the claim is classified as claim not found or claim cannot be identified. Rebillings have no effect on the aging as the agings are aged from date of service and not date of billing. Rebillings are insignificant and not material at this time. There was no change in the Company sales mix but larger sales resulted in an increased dollar amount of sales to secondary providers, rebilling to Medicare and self pay receivables, which required an increased allowance for doubtful accounts. Therefore, the percentage amount within the +90 day column increased which, conservatively necessitated an increase in the allowance.

The Company wrote off $1,944,438 against the allowance for doubtful accounts for the nine month period ended March 31, 2007. The amount provided for each year/period was added to the existing provision.

Any change in estimates on the unsettled amounts from third-party payors would necessitate either an increase or decrease in the level of the overall allowance and a corresponding effect on net income.

An aging schedule of receivables at March 31, 2007:

Current	Over 30 Days	Over 60 Days	Over 90 Days	Over 120 Days	Over 150 Days	Over 180 Days	Total
$ 529,697	$ 276,893	$ 155,867	$ 51,570	$ 83,802	$ 67,319	$1,905,199	$3,070,347

An aging schedule of receivables at March 31, 2006:

Current	Over 30 Days	Over 60 Days	Over 90 Days	Total
$ 226,502	$ 418,036	$ 422,098	$ 864,440	$ 1,931,076

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

Recently Issued Accounting Pronouncements

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision, and with the participation, of our management, including the Principal Executive Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

If we do not receive additional funding on terms acceptable to the Company our ability to operate will be impaired and the Company may be subject to a ‘going concern opinion’ and or may be forced to cease operations and or seek protection from creditors. (See Item 2 Management's Discussion and Analysis or Plan of Operation)

There can be no assurance that the Company will generate significant revenues in the future or that we will be able to generate sufficient cash flow to meet expenses. Although initial operations support the profit potential of the business model, there can be no assurance results of operations or our business strategy will achieve significant revenue or profitability in the near future. If the Company cannot obtain additional capital on terms acceptable to the Company it may limit our ability to service existing customers and or add additional customers. Further delay in funding will result in the loss of customers and the ability to reach profitability, which may cause the Company to cease operations and or seek protection from creditors.

We have a working capital surplus

Since inception the Company has not been profitable although we have a working capital surplus of $828,852 at March 31, 2007. To date, we have limited revenues and limited assets and have experienced operating losses since inception. We had a net operating loss of approximately $26 million for the year ended June 30, 2006 and an accumulated deficit of approximately $30 million as of June 30, 2006. The actual operating loss from operations was approximately $6 million or 23%. The balance of the operating loss for the year ended June 30, 2006 was attributable to the valuation of stock issued, and interest and finance costs of approximately $20 million or 77%. There can be no assurance that the Company will generate significant revenues in the future or that we will be able to generate sufficient cash flow to meet expenses. Although initial operations support the profit potential of the business model, there can be no assurance results of operations or our business strategy will achieve significant revenue or profitability in the near future.

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

Our success is dependent on the efforts, experience and relationships of Raymond Talarico, Debra Towsley and Charles Hansen, III. These individuals are officers, directors and majority shareholders of the Company. There is currently no plan for succession in place and the Company maintains no key man insurance on these individuals. If any or all of these individuals were unable to continue in their respective role, our business would be adversely affected as to its business prospects and earnings potential.

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

Item 3. Defaults Upon Senior Securities

During the nine months ended March 31, 2007, we were not in default on any of our indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

During the nine months ended March 31, 2007, we did not submit any matters to a vote of our security holders.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a) Index to Exhibits

Exhibit No.	Description of Exhibit
31.1 31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 32.2
Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 905 of the Sarbanes-Oxley Act of 2002
Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 905 of the Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-K were filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDirect Latino, Inc.

Date: May 15, 2007
------------------------------------
Debra L. Towsley
President/CEO and Director
(Principal Executive Officer,

Date: May 15, 2007
------------------------------------
James R. LeGates
Chief Financial Officer
(Principal Financial and Accounting Officer)