Form 10-Q/A
period 2007-03-31
MEDIRECT LATINO INC
filed 2007-05-15
CIK 1203018

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

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets, March 31, 2007 (unaudited) and June 30, 2006.	2

Consolidated Statements of Operations, for the three and nine months period ended
March 31, 2007 and 2006 (unaudited).	3

Consolidated Statements of Cash Flows, for the nine month period ended
March 31, 2007 and 2006 (unaudited).	4

Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis or Plan of Operation	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

MEDIRECT LATINO, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31	June 30
	2007	2006
	(Unaudited)	Restated
Current assets:
Cash	$339,832	$77,681
Accounts receivable, net of allowance for doubtful accounts of $1,335,574 and $1,424,276
as of March 31, 2007 and June 30, 2006, respectively	1,734,773	2,304,183
Inventories	83,044	84,006
Deferred compensation	741,483	-
Prepaid expenses and other current assets	72,148	42,557

Total current assets	2,971,280	2,508,427

Property, plant and equipment, net	450,128	401,908

Other assets:
Loan fees, net	212,954	-
Deferred compensation	471,852	-
Deposits and other assets	29,411	28,708

Total other assets	714,217	28,708

Total assets	$4,135,625	$2,939,043

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable trade	$2,083,244	$3,402,655
Accrued expenses payable - related parties	-	117,900
Accrued expenses payable	59,184	148,323
Note payable - short term	-	1,015,000

Total current liabilities	2,142,428	4,683,878

Long-term liabilities:
Convertible securities	4,750,000	-

Total long-term liabilities	4,750,000	-

Total liabilities	6,892,428	-

Stockholders' deficit:
Series A convertible preferred units, no par value, 569,015 and 1,000,000 units authorized,
issued and outstanding at March 31, 2007 and June 30, 2006, respectively	-	-
746,133 shares preferred C - $.0001 par value, issued and outstanding at March 31, 2007 and
June 30, 2006, respectively	75	75
Common stock - $.0001 par value, 50,000,000 shares authorized, 17,825,176 and 16,951,739
shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively	1,783	1,695
Additional paid-in capital (this includes amounts totaling $6,013,435 for stock options)	31,178,788	28,604,649
Accumulated deficit	(33,937,449)	(30,351,254)

Total stockholders' deficit	(2,756,803)	(1,744,835)

Total liabilities and stockholders' deficit	$4,135,625	$2,939,043

MEDIRECT LATINO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Restated				Restated
Sales - gross	$2,049,220	2,084,676	$6,066,121	$3,515,872
Contractual adjustment	(418,956)	(196,876)	(1,739,472)	(196,876)
Sales - net	1,630,264	1,887,800	4,326,649	3,318,996

Cost of goods sold	293,898	488,998	1,059,543	881,939

Gross profit	1,336,366	1,398,802	3,267,106	2,437,057

Operating expenses:
Advertising and promotion	674,862	1,559,845	1,136,386	2,567,599
Officers salaries and consulting fees - related parties	92,117	118,750	305,241	328,439
Officers benefits - related parties	15,000	10,092,215	15,000	10,140,215
Selling and administrative	1,202,920	7,676,249	3,537,677	8,951,141
Depreciation and amortization	60,237	16,683	151,987	45,531
Loss on assets abandoned	-	-	13,326	-
Bad debt expense	861,141	330,870	1,486,222	611,093

Total operating expenses	2,906,277	19,794,612	6,645,839	22,644,018

Operating loss	(1,569,911)	(18,395,810)	(3,378,733)	(20,206,961)

Other income (expense):
Interest income	21,813	-	21,813	-
Interest and financing cost	(142,500)	(132,267)	(229,275)	(1,357,871)

Total other income (expense)	(120,687)	(132,267)	(207,462)	(1,357,871)

Net loss	$(1,690,598)	$(18,528,077)	$(3,586,195)	$(21,564,832)

(Loss) per common share:
Basic	$(0.10)	$(1.38)	$(0.21)	$(1.64)

Weighted average common and common equivalent
shares outstanding:
Basic	17,759,447	13,450,276	17,250,646	13,182,933

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