Form 10-K/A
period 2006-06-30
MEDIRECT LATINO INC
filed 2007-06-29
CIK 1203018

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

Fiscal Year Ended June 30,	2006 Restated	2005 Restated	2004 Restated

Statements of Operations Data:
NET revenues	$6,730,906	$278,598	$109,261
Cost of sales	1,413,883	117,095	99,205
Advertising and promotion	4,387,648	152,657	107,339
Officers salaries & consulting fees-related parties	400,000	323,500	268,269
Officers benefits - related parties	11,809,215	296,000	96,100
Selling and administrative	11,426,527	865,625	608,485
Depreciation and amortization	$79,694	$41,455	$26,503
Allowance for doubtful accounts	1,744,346	15,477	6,058
Interest and financing cost	$1,372,472	$1,029,400	$67,895
Net Loss	$(26,013,163)	$(2,562,611)	$(1,170,593)

Balance Sheet Data:
Current assets	$2,508,427	$51,606	$36,440
Total assets	2,939,043	186,151	128,982
Current liabilities	4,683,878	1,987,662	701,426
Long-term liabilities	-0-	-0-	793,020
Total stockholders’ deficit	$(1,744,835)	$(1,801,511)	$(1,365,464)

Quarter Ended – – Current Year	First	Second	Third	Fourth	Full Year

Statements of Operations Data:
NET revenues	$87,819	$72,286	$50,818	$67,675	$278,598
Cost of sales	16,483	15,877	13,324	71,411	117,095
Advertising and promotion	890	8,416	15,546	127,805	152,657
Officers salaries & consulting fees-related parties	80,000	80,000	80,000	83,500	323,500
Officers benefits - related parties	24,000	24,000	24,000	224,000	296,000
Selling and administrative	167,771	167,900	259,711	270,243	865,625
Depreciation and amortization	$8,238	$11,429	$10,371	$11,417	$41,455
Allowance for doubtful accounts	4,556	9,344	0	1,577	15,477
Interest and financing cost	$22,126	$22,107	$21,031	$964,136	$1,029,400

Net Loss	$-236,245	$-266,787	$-373,165	$-1,686,414	$-2,562,611

Loss per common share
Basic	$-0.03	$-0.03	$-0.05	$-0.24	$-0.36
Diluted	$-0.03	$-0.03

Weighted average common shares outstanding
Basic	6,767,786	7,899,834	7,928,334	7,194,963	7,194,963
Diluted	7,706,650	9,813,759

Balance Sheet Data:
Current assets	$181,890	$34,011	$145,949	$51,606	$51,606
Total assets	285,963	150,186	259,842	186,151	186,151
Current liabilities	557,579	914,533	924,735	1,987,662	1,987,662
Long-term liabilities	836,490	-0-	-0-	-0-	-0-
Total stockholders’ deficit	$-1,108,106	$-764,347	$-664,893	$-1,801,511	$-1,744,835

Quarter Ended	First	Second	Third	Fourth	Full Year
FF
Statements of Operations Data:
NET revenues	$424,244	$1,006,952	$1,887,800	$3,411,910	$6,730,906
Cost of sales	132,252	260,689	488,998	531,944	1,413,883
Advertising and promotion	238,570	769,184	1,559,845	1,881,294	4,448,893
Officers salaries & consulting fees-related parties	100,000	115,533	133,772	99,734	449,039
Officers benefits - related parties	24,000	24,000	10,092,215	1,669,000	11,809,215
Selling and administrative	342,650	926,398	7,661,227	2,496,252	11,426,527
Depreciation and amortization	$13,587	$15,261	$16,683	$34,163	$79,694
Allowance for doubtful accounts	53,847	226,376	330,870	1,133,253	1,744,346
Interest and financing cost	$570.693	$654,911	$132,267	$14,601	$1,372,472
W
Net Loss	$(1,051,355)	$(1,985,400)	$(18,528,077)	$(4,448,331)	$(26,013,163)

Loss per common share
Basic	$(0.11)	$(0.19)	$(1.44)	$(0.27)	$(2.11)

Weighted average common shares
outstanding	9,646,196	10,245,111	12,851,453	16,526,115	12,317,219

Balance Sheet Data:
Current assets	$327,859	$626,056	$1,708,997	$2,508,427	$2,508,427
Total assets	468,130	781,583	1,980,598	2,939,043	2,939,043
Current liabilities	2,701,363	473,641	1,062,102	4,683,878	4,683,878
Long-term liabilities	537,000	587,000	-0-	-0-	-0-
Total stockholders’ deficit	$(2,770,233)	$(279,058)	$918,496	$(1,744,835)	$(1,744,835)

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

MEDIRECT LATINO, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND 2005

ASSETS
	2006	2005
Current assets:	Restated	Restated
Cash	$77,681	$202
Accounts receivable, net of allowance for doubtful accounts of $1,424,276 and $21,535
as of 2006 and 2005, respectively	2,304,183	41,647
Inventories	84,006	8,596
Prepaid expenses and other current assets	42,557	1,161

Total current assets	2,508,427	51,606

Property, plant and equipment, net	401,908	123,185

Other assets:
Deposits and other assets	28,708	11,360

Total assets	$2,939,043	$186,151

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Cash overdraft	$-	$17,075
Accounts payable trade	3,402,655	89,426
Accrued expenses payable - related parties	117,900	-
Accrued expenses payable	148,323	231,008
Derivative financial instruments	-	943,104
Notes payable - related parties	1,015,000	707,049

Total current liabilities	4,683,878	1,987,662

Stockholders' deficit:
Series A convertible preferred units, no par value, 1,000,000 and 1,200,697 shares authorized,
issued and outstanding at June 30, 2006 and 2005, respectively	-	-
Convertible preferred stock - $.0001 par value, 3,000,000 shares authorized, -0- and
426,653 shares preferred B issued and outstanding at June 30, 2006 and 2005, respectively	-	43
746,133 shares preferred C issued and outstanding at June 30, 2006 and 2005, respectively	75	75
Common stock - $.0001 par value, 50,000,000 shares authorized, 16,951,739 and 9,565,339
shares issued and outstanding at June 30, 2006 and 2005, respectively	1,695	957
Additional paid-in capital (this includes amounts totaling $4,800,100 for stock options)	28,604,649	2,535,505
Accumulated deficit	(30,351,254)	(4,338,091)

Total stockholders' deficit	(1,744,835)	(1,801,511)

Total liabilities and stockholders' deficit	$2,939,043	$186,151

MEDIRECT LATINO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	2006	2005	2004
	Restated	Restated	Restated
Sales - net	$6,730,906	$278,598	$109,261

Cost of goods sold	1,413,883	117,095	99,205

Gross profit	5,317,023	161,503	10,056

Operating expenses:
Advertising and promotion	4,448,893	152,657	107,339
Officers salaries and consulting fees - related parties	449,039	323,500	268,269
Officers benefits - related parties	11,809,215	296,000	96,100
Selling and administrative	11,426,527	865,625	608,485
Depreciation and amortization	79,694	41,455	26,503
Bad debt expense	1,744,346	15,477	6,058
Interest and financing cost	1,372,472	1,029,400	67,895

Total operating expenses	31,330,186	2,724,114	1,180,649

Net loss	$(26,013,163)	$(2,562,611)	$(1,170,593)

(Loss) per common share:
Basic	$(2.11)	$(0.36)	$(0.20)

Weighted average common and common equivalent
shares outstanding:
Basic	12,317,219	7,194,963	5,765,387

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

		Adjustments
	As filed	to restate	Restated

Balance sheet data as at June 30, 2006
Accounts payable	1,974,080	1,428,575	3,402,655
Accumulated deficit	(28,922,679)	(1,428,575)	(30,351,254)

Statement of operations for the year
ended June 30, 2006
Advertising	4,387,648	61,245	4,448,893
Officers salaries and consulting fees - related parties	400,000	49,039	449,039
Selling and administrative	10,108,236	1,318,291	11,426,527
Net loss	(24,584,588)	(1,428,575)	(26,013,163)
Basic loss per share	(2.27)	(0.13)	(2.11)

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

Note 19. Officers Benefits
The following schedule summarizes the cost of officers benefit:

	2006	2005	2004
Stock options	$4,600,000	$200,000	$100
Housing benefit	96,000	96,000	96,000
Stock issued for services	7,113,215	-	-

	$11,809,215	$296,000	$96,100

MEDIRECT LATINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Earnings Per Share

	June 30,	June 30,	June 30,
	2006	2005	2004
Net loss	$ 26,013,163	$ 2,562,611	$ 1,170,593

Weighted average common shares outstanding	12,317,219	7,194,963	5,765,387

Basic loss per common share	$ 2.11	$ 0.36	$ 0.20

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

MEDirect Latino, Inc.

Date: June 28, 2007                       By:     /s/ Debra L. Towsley
------------------------------------
Debra L. Towsley
President/CEO and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 28, 2007                              By:     /s/ Debra L. Towsley
------------------------------------
Debra L. Towsley
President/CEO and Director
(Principal Financial and Accounting Officer)

Date: June 28, 2007           By:     /s/ Raymond J. Talarico
------------------------------------
Raymond J. Talarico
Executive Vice President
Chairman of the Board of Directors

Date: June 28, 2007           By:     /s/ Charles W. Hansen, III
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