Form 10-Q/A
period 2006-09-30
MEDIRECT LATINO INC
filed 2007-06-29
CIK 1203018

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

MEDIRECT LATINO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
	Restated
Sales - gross	$1,628,629	$534,263
Contractual adjustment	(438,432)	(110,019)
Sales - net	1,190,197	424,244

Cost of goods sold	407,813	132,252

Gross profit	782,384	291,992

Operating expenses:
Advertising and promotion	347,286	238,570
Officers salaries and consulting fees - related parties	80,000	100,000
Officers benefits - related parties	-	24,000
Selling and administrative	1,241,445	342,650
Depreciation and amortization	41,174	13,587
Bad debt expense	241,214	53,847
Interest and financing cost	31,455	570,693

Total operating expenses	1,982,574	1,343,347

Net loss	$(1,200,190)	$(1,051,355)

(Loss) per common share:
Basic	$(0.07)	$(0.11)

Weighted average common and common equivalent
shares outstanding:
Basic	16,893,443	9,646,196

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
Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a) Index to Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) A report on Form 8-K was filed on March 3, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDirect Latino, Inc.

Date: June 28, 2007	By:	/s/ Debra L. Towsley

Principal Executive Officer