Form 10-Q/A
period 2006-12-31
MEDIRECT LATINO INC
filed 2007-06-29
CIK 1203018

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

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management's Discussion and Analysis or Plan of Operation

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

MEDIRECT LATINO, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	December31	June 30
	2006	2006
	(Unaudited)	Restated
Current assets:
Cash	$2,793,137	$77,681
Accounts receivable, net of allowance for doubtful accounts of $1,361,356 and $1,424,276
as of December 31, 2006 and June 30, 2006, respectively	1,742,797	2,304,183
Inventories	109,102	84,006
Prepaid expenses and other current assets	92,338	42,557

Total current assets	4,737,374	2,508,427

Property, plant and equipment, net	431,961	401,908

Other assets:
Loan fees, net	229,247	-
Deposits and other assets	29,411	28,708

Total other assets	258,658	28,708

Total assets	$5,427,993	$2,939,043

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable trade	2,516,774	3,402,655
Accrued expenses payable - related parties	-	117,900
Accrued expenses payable	122,259	148,323
Note payable - short term	318,500	1,015,000

Total current liabilities	2,957,533	4,683,878

Long-term liabilities:
Convertible securities	4,750,000	-

Total long-term liabilities	4,750,000	-

Total liabilities	7,707,533	-

Stockholders' deficit:
Series A convertible preferred units, no par value, 667,608 and 1,000,000 units authorized,
issued and outstanding at December 31, 2006 and June 30, 2006, respectively	-	-
746,133 shares preferred C - $.0001 par value, issued and outstanding at December 31, 2006 and
June 30, 2006, respectively	75	75
Common stock - $.0001 par value, 50,000,000 shares authorized, 17,726,583 and 16,951,739
shares issued and outstanding at December 31, 2006 and June 30, 2006, respectively	1,773	1,695
Additional paid-in capital (this includes amounts totaling $4,800,100 for stock options)	29,965,463	28,604,649
Accumulated deficit	(32,246,851)	(30,351,254)

Total stockholders' deficit	(2,279,540)	(1,744,835)

Total liabilities and stockholders' deficit	$5,427,993	$2,939,043

MEDIRECT LATINO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Sales - gross	$2,388,272	1,127,355	$4,016,901	$1,586,783
Contractual adjustment	(882,084)	(120,403)	(1,320,516)	(155,587)
Sales - net	1,506,188	1,006,952	2,696,385	1,431,196

Cost of goods sold	357,832	260,689	765,645	392,941

Gross profit	1,148,356	746,263	1,930,740	1,038,255

Operating expenses:
Advertising and promotion	114,238	769,184	461,524	1,007,754
Officers salaries and consulting fees - related parties	133,124	109,689	213,124	209,689
Officers benefits - related parties	-	24,000	-	48,000
Selling and administrative	1,093,312	932,242	2,334,757	1,274,892
Depreciation and amortization	50,576	15,261	91,750	28,848
Loss on assets abandoned	13,326	-	13,326	-
Bad debt expense	383,867	226,376	625,081	280,223

Total operating expenses	1,788,443	2,076,752	3,739,562	2,849,406

Operating loss	(640,087)	(1,330,489)	(1,808,822)	(1,811,151)

Other expense:
Interest and financing cost	(55,320)	(654,911)	(86,775)	(1,225,604)

Net loss	$(695,407)	$(1,985,400)	$(1,895,597)	$(3,036,755)

(Loss) per common share:
Basic	$(0.05)	$(0.19)	$(0.12)	$(0.31)

Weighted average common and common equivalent
shares outstanding:
Basic	15,327,415	10,245,111	16,110,429	9,945,653

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

MEDirect Latino, Inc.

Date: June 18, 2007	By:	/s/ Debra L. Towsley

Principal Executive Officer